Form 10-Q
period 2018-09-30
Neon Therapeutics, Inc.
filed 2018-11-13
CIK 1694187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38551

NEON THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3915846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 Erie St., Suite 110 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 337-4701

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 9, 2018, there were 28,313,417 shares of common stock, $0.001 par value per share, outstanding.

		Page

Part I. Financial Information

Item 1.	Financial Statements (unaudited)	5

	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017	6

	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Contingently Redeemable Restricted Common Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2018 and Year Ended December 31, 2017	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II. Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	76

Item 6.	Exhibits	76

Signatures		78

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

•                  our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act; and

•                  our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

NOTE REGARDING TRADEMARKS

Neon Therapeutics, Inc. is the owner of the NEON THERAPEUTICS, RECON, and NEO-STIM trademarks, as well as certain other trademarks, including design versions of some of these trademarks.  The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights.  Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$60,779	$58,250
Marketable securities	60,962	21,475
Prepaid expenses and other current assets	2,269	1,581
Total current assets	124,010	81,306
Property and equipment, net	7,962	6,888
Deferred offering costs	—	1,567
Other long-term assets	607	732
Total assets	$132,579	$90,493
Liabilities, Redeemable Convertible Preferred Stock, Contingently Redeemable Restricted Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,742	$2,166
Accrued expenses	6,809	6,601
Total current liabilities	9,551	8,767
Other liabilities	121	48
Total liabilities	9,672	8,815
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock (Series A and B), $0.001 par value; 10,000,000 shares and 93,222,418 shares authorized as of September 30, 2018 and December 31, 2017, respectively, no shares and 93,222,418 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	174,895
Contingently redeemable restricted common stock	—	355
	—	175,250
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 150,000,000 shares and 130,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 28,313,417 and 3,302,927 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	28	3
Additional paid-in capital	273,542	—
Accumulated other comprehensive loss	(24)	(13)
Accumulated deficit	(150,639)	(93,562)
Total stockholders’ equity (deficit)	122,907	(93,572)
Total liabilities, redeemable convertible preferred stock, contingently redeemable restricted common stock and stockholders’ equity (deficit)	$132,579	$90,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$14,441	$11,530	$42,403	$26,274
General and administrative	4,612	2,612	12,524	7,180
Total operating expenses	19,053	14,142	54,927	33,454
Loss from operations	(19,053)	(14,142)	(54,927)	(33,454)
Other income (expense), net
Interest income	672	153	1,136	394
Other expense	(10)	—	(20)	—
Total other income, net	662	153	1,116	394
Net loss	(18,391)	(13,989)	(53,811)	(33,060)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,530)	(6,371)	(7,509)
Net loss attributable to common stockholders	$(18,391)	$(16,519)	$(60,182)	$(40,569)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(9.59)	$(5.55)	$(25.33)
Weighted average common shares outstanding, basic and diluted	27,357,812	1,722,959	10,833,984	1,601,641

Comprehensive loss:
Net loss	$(18,391)	$(13,989)	$(53,811)	$(33,060)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(22)	14	(11)	(10)
Total other comprehensive income (loss)	(22)	14	(11)	(10)
Comprehensive loss	$(18,413)	$(13,975)	$(53,822)	$(33,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE RESTRICTED COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Contingently Redeemable Restricted	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Common Stock	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2016	80,411,030	$128,618	$95	3,296,723	$3	$—	$—	$(38,495)	$(38,492)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $119	12,811,388	35,881	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	260	—	—	2,782	—	—	2,782
Accretion of redeemable convertible preferred stock to redemption value	—	10,396	—	—	—	(2,865)	—	(7,531)	(10,396)
Exercise of stock options	—	—	—	23,734	—	56	—	—	56
Cancellation of restricted common stock	—	—	—	(17,530)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	27	—	—	27
Unrealized losses on marketable securities	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	(47,536)	(47,536)
Balance at December 31, 2017	93,222,418	174,895	355	3,302,927	3	—	(13)	(93,562)	(93,572)
Stock-based compensation expense	—	—	210	—	—	4,505	—	—	4,505
Accretion of redeemable convertible preferred stock to redemption value	—	6,371	—	—	—	(3,105)	—	(3,266)	(6,371)
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock	(93,222,418)	(181,266)	(565)	18,644,462	19	181,812	—	—	181,831
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	—	6,250,000	6	89,914	—	—	89,920
Exercise of stock options	—	—	—	128,653	—	399	—	—	399
Cancellation of restricted common stock	—	—	—	(12,625)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	17	—	—	17
Unrealized losses on marketable securities	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	(53,811)	(53,811)
Balance at September 30, 2018	—	$—	$—	28,313,417	$28	$273,542	$(24)	$(150,639)	$122,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(53,811)	$(33,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,066	642
Net amortization of premiums and discounts on marketable securities	(4)	163
Stock-based compensation expense	4,715	2,126
Loss on disposal of property and equipment	21	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(493)	248
Other long-term assets	125	814
Accounts payable	490	(1,602)
Accrued expenses and other liabilities	2,349	1,302
Net cash used in operating activities	(45,542)	(29,367)
Cash flows from investing activities:
Purchases of marketable securities	(72,939)	(31,356)
Sales and maturities of marketable securities	33,250	4,500
Purchases of property and equipment	(2,608)	(2,756)
Net cash used in investing activities	(42,297)	(29,612)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	93,000	—
Payment of initial public offering costs	(3,030)	—
Proceeds from exercise of stock options	399	56
Repurchase of unvested restricted common stock	(1)	(1)
Net cash provided by financing activities	90,368	55
Net increase (decrease) in cash, cash equivalents and restricted cash	2,529	(58,924)
Cash, cash equivalents and restricted cash, beginning of period	58,857	89,150
Cash, cash equivalents and restricted cash, end of period	$61,386	$30,226
Supplemental disclosure of noncash items:
Accretion of redeemable convertible preferred stock to redemption value	$6,371	$7,509
Purchases of property and equipment included in accounts payable and accrued expenses	$472	$59
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock upon closing of the initial public offering	$181,831	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	September 30,
	2018	2017
Cash and cash equivalents	$60,779	$29,619
Restricted cash included in other long-term assets	607	607
Total cash, cash equivalents and restricted cash	$61,386	$30,226

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

On June 29, 2018, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 6,250,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $90.0 million after deducting underwriting discounts, commissions and other offering costs. Upon the closing of the IPO in June 2018, all 93,222,418 shares of the Company’s outstanding redeemable convertible preferred stock converted into an aggregate of 18,644,462 shares of common stock (Note 8). In advance of the IPO, the board of directors and the stockholders of the Company approved a one-for-five reverse split of the Company’s issued and outstanding common stock. The reverse stock split became effective on June 13, 2018. All common share and per share amounts in these condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2018, the Company has funded its operations with gross proceeds of $100.0 million from its IPO, as well as sales of the Company’s preferred stock and convertible debt. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of September 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $150.6 million and $93.6 million, respectively. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to develop, manufacture and commercialize its products.

As of November 13, 2018, the issuance date of these unaudited interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into at least the first quarter of 2020. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2018, and the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Neon Therapeutics, Inc. and its wholly-owned, controlled subsidiary, Neon Securities Corporation. All intercompany transactions and balances have been eliminated. The Company consolidates entities in which it has a controlling financial interest.

The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements. As of September 30, 2018 and December 31, 2017 and during the periods then ended, the Company was not the primary beneficiary of a VIE.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s Final Prospectus. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2018.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are now classified as either operating or finance based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The Company will adopt ASU 2016-02, effective as of January 1, 2019. In July 2018, the FASB subsequently issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance in ASC 840. The Company will take advantage of the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet.  The Company anticipates that due to this new accounting standard, it will recognize additional assets and corresponding liabilities related to its operating leases and is currently evaluating the potential impact that ASU 2016-02 may have on the Company’s financial position, results of operations, and related footnotes.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2018-13 on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract  (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this amendment will have on its condensed consolidated financial statements.

3. Fair Value Measurement

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$60,780	$60,780	$—	$—
Marketable securities:
Corporate debt securities	56,500	—	56,500	—
Commercial paper	4,462	—	4,462	—
	$121,742	$60,780	$60,962	$—

	Fair Value Measurements at December 31, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,750	$57,750	$—	$—
Marketable securities:
Corporate debt securities	21,475	—	21,475	—
	$79,225	$57,750	$21,475	$—

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2018 or 2017.

4. Marketable Securities

Marketable securities consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$56,524	$3	$(27)	$56,500
Commercial paper	4,462	—	—	4,462
	$60,986	$3	$(27)	$60,962

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$21,488	$—	$(13)	$21,475
	$21,488	$—	$(13)	$21,475

The contractual maturities of all securities held at September 30, 2018 are one year or less. There were 18 and 14 securities in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of these securities at September 30, 2018 and December 31, 2017 was $43.4 million and $20.7 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. The Company did not hold any securities with other-than-temporary impairment at September 30, 2018.

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2018 or 2017. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Software	$1,180	$1,012
Laboratory equipment	7,935	6,088
Computer equipment	102	102
Furniture and fixtures	371	325
Leasehold improvements	581	335
Assets under construction	184	361
	10,353	8,223
Less: Accumulated depreciation and amortization	(2,391)	(1,335)
	$7,962	$6,888

Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $0.4 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2017 was $0.2 million and $0.6 million, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation costs	$2,910	$1,468
Accrued professional services	989	2,490
Accrued external research and manufacturing costs	1,825	1,097
Accrued additions of property and equipment	282	815
Other accrued expenses	803	731
	$6,809	$6,601

7. Commitments and Contingencies

Operating Leases

On January 21, 2016, the Company entered into a lease for office and laboratory space at its current headquarters in Cambridge, Massachusetts. The lease commenced on September 28, 2016 and expires on September 27, 2024. The Company has the right to extend the lease for one additional five-year period at a market rental rate as determined by the landlord and agreed to by the Company.

The Company also, from time to time, enters into short-term operating lease arrangements for certain laboratory equipment.

The Company records rent expense on a straight-line basis over the lease term. Rent expense during the three and nine months ended September 30, 2018 was $0.5 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2017 was $0.5 million and $1.5 million, respectively.

Future minimum lease payments for the Company’s operating leases as of September 30, 2018 were as follows (in thousands):

Year Ending December 31,
2018(1)	$525
2019	1,891
2020	1,948
2021	2,006
2022	2,066
Thereafter	3,761
$12,197

(1) Amounts are for the three months ending December 31, 2018.

Significant Agreements

Manufacturing Agreement

In December 2015, the Company entered into a manufacturing agreement (the “Manufacturing Agreement”) with an independent third party (the “vendor”) whereby the vendor performs manufacturing, analytical testing and quality assurance services related to the manufacture of drug product for use in the preclinical and clinical activities for the Company. The Manufacturing Agreement included the development and establishment of a manufacturing suite (a “Cell”) at the vendor’s facility that would be used in the manufacturing process to fill orders of peptides ordered by the Company. All amounts incurred under the Manufacturing Agreement and subsequent amendments are recognized as research and development expense as incurred.

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

In July 2017, the Company and the vendor further amended the 2016 Manufacturing Agreement (hereinafter, the “2017 Manufacturing Agreement”). Under the 2017 Manufacturing Agreement, the Company has agreed to reimburse the vendor for specified manufacturing costs incurred in the manufacture of the peptides, plus a fixed profit margin. The 2017 Manufacturing Agreement has a five-year term and can be terminated by the Company for convenience with three-months’ notice.

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

Other Agreements

On November 13, 2015, the Company entered into a license agreement with the Broad Institute, Inc. (“Broad”), a related party (Note 13), pursuant to which the Company has been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Broad, Dana-Farber Cancer Institute (“DFCI”) and The General Hospital Corporation d/b/a Massachusetts General Hospital (“MGH”) (the “2015 Broad Agreement”) for technology to be utilized in the Company’s research and development. As consideration for the license, the Company paid Broad a non-refundable license fee of $0.1 million. As additional consideration for the license, the Company must pay Broad immaterial annual license maintenance fees. Additionally, the Company granted 60,000 shares of restricted common stock to each of Broad, DFCI and MGH, which were determined to have an aggregate fair value of $0.2 million, and reimbursed Broad $0.6 million for a portion of its past patent expenses related to the in-licensed patent rights. In June 2018, to align with institutional policies in place between Broad, DFCI and MGH, DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to Broad. Under the 2015 Broad Agreement, the Company will reimburse Broad for future patent expenses related to the patents covered by the license agreement. The Company could be obligated to make up to $12.6 million of developmental milestone payments to Broad if certain development milestones are achieved over the term of the license agreement. Additionally, under the terms of the license agreement, the Company could be obligated to make up to an aggregate of $97.5 million of payments upon the achievement of specified sales milestones and to pay tiered royalties of low to mid single-digit percentages on net sales of products licensed under the agreement. The Company is required to pay Broad a low double-digit percentage of any consideration received by the Company from a sublicensee in consideration for a sublicense. No developmental or commercial milestones have been achieved to date. The Company has the right to terminate the agreement for any reason, with or without cause.

On August 5, 2016, the Company entered into a license agreement with DFCI to grant the Company an exclusive, royalty-free license to provide certain licensed know-how. The know-how in this agreement has particular utility in connection with the development of the licensed products referred to in the 2015 Broad Agreement. The agreement also grants a non-exclusive, royalty free, right to certain clinical data being generated by DFCI. In consideration for the licenses, the Company granted 120,000 shares of common stock to each of Broad and DFCI. The shares issued to Broad were unrestricted and fully vested. The 120,000 shares issued to DFCI contained a contingent repurchase option whereby, if DFCI failed to achieve three specific milestones, the Company could repurchase the shares (one third for each milestone) at the original purchase price, which is at zero cost. The Company has accounted for these awards consistent with equity awards with performance-based vesting conditions and, upon it being probable that the Company would not repurchase the award associated with a milestone, the expense associated with the equity grant would be recognized. During the nine months ended September 30, 2017, the repurchase option associated with one-third of the shares expired due to the achievement of the specified criteria and the Company recognized $0.2 million of incremental stock-based compensation expense, which is reflected within research and development expenses in the accompanying condensed consolidated financial statements. During the three months ended March 31, 2018, the repurchase option associated with an additional one-third of the shares expired due to the achievement of additional specified criteria and the Company recognized $0.4 million of incremental stock-based compensation expense, which is also reflected within research and development expenses in the accompanying condensed consolidated financial statements. The Company has the right to terminate the license agreement with DFCI for any reason, with or without cause.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between the parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers and other employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of these indemnification obligations. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to its obligations under these agreements in its condensed consolidated financial statements as of September 30, 2018 or December 31, 2017.

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

8. Preferred Stock

As of September 30, 2018, the Company had 10,000,000 shares of preferred stock authorized and no shares issued or outstanding. As of December 31, 2017, the Company had 93,222,418 shares of preferred stock authorized, of which 55,500,000 shares were issued and outstanding and were designated as $0.001 par value Series A Preferred Stock, and 37,722,418 shares were issued and outstanding and were designated as $0.001 par value Series B Preferred Stock (together, the “Redeemable Convertible Preferred Stock”).

Upon completion of the Company’s IPO on June 29, 2018, all shares of the Redeemable Convertible Preferred Stock converted into an aggregate of 18,644,462 shares of common stock. The Company is also authorized to issue 10,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2018, no shares of preferred stock were issued or outstanding.

9. Common Stock

As of September 30, 2018 and December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 and 130,000,000 shares, respectively, of common stock with a par value of $0.001 per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. No dividends have been declared or paid during the three or nine months ended September 30, 2018 or 2017.

As of September 30, 2018 and December 31, 2017 the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2018	December 31, 2017
Shares reserved for conversion of Series A preferred stock outstanding	—	11,099,994
Shares reserved for conversion of Series B preferred stock outstanding	—	7,544,468
Shares reserved for exercise of outstanding stock options under the 2015 Stock Option and Grant Plan	2,074,876	1,587,293
Shares reserved for future issuance under the 2015 Stock Option and Grant Plan	—	1,684,952
Shares reserved for exercise of outstanding stock options under the 2018 Stock Option and Grant Plan	198,240	—
Shares reserved for future issuance under the 2018 Stock Option and Grant Plan	1,026,947	—
Shares reserved for future issuance under the 2018 Employee Stock Purchase Plan	270,000	—
	3,570,063	21,916,707

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

The total number of shares of common stock that were authorized for issuance under the 2015 Plan was 4,665,175 shares as of December 31, 2017. As of the effective date of the 2018 Stock Option and Incentive Plan, and as of September 30, 2018, no shares remained available for future issuance under the 2015 Plan.

2018 Stock Option and Incentive Plan

In anticipation of the Company’s IPO, on June 13, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective upon the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,215,000 shares, which shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee.

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

As of September 30, 2018, there were 1,026,947 shares available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

On June 13, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the effectiveness of the Company’s registration statement on Form S-1 for its IPO. A total of 270,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the lesser of (i) 405,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the Company’s ESPP. No offering periods under the 2018 ESPP had been initiated as of September 30, 2018.

Stock Options

The following table summarizes the Company’s stock option activity under the 2015 Plan and the 2018 Plan since December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	1,587,293	$4.11	9.17	$8,790
Granted	838,663	11.21	—	—
Exercised	(128,653)	3.10	—	—
Forfeited	(24,187)	11.71	—	—
Outstanding as of September 30, 2018	2,273,116	$6.71	8.81	$6,376
Options vested or expected to vest as of September 30, 2018	2,273,116	$6.71	8.81	$6,376
Options exercisable as of September 30, 2018	493,958	$3.67	8.32	$2,418

The weighted average grant-date fair value per share of stock options granted during the three and nine months ended September 30, 2018 was $9.85 per share and $8.99 per share, respectively. The weighted average grant-date fair value per share of stock options granted during the three and nine months ended September 30, 2017 was $4.69 per share.

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2018 was $0.3 million and $1.1 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was $0.1 million.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	102.45%	103.25%	101.82%	103.31%
Risk-free interest rate	2.84%	1.87%	2.63%	1.88%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	6.08	6.02	6.00	6.06

There were no stock option awards granted to non-employees during the three or nine months ended September 30, 2018. Stock option awards granted to non-employees during the three and nine months ended September 30, 2017 were not significant.

Restricted Common Stock

Restricted stock awards originally issued under the terms of the 2015 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employees or non-employees terminate their service relationship with the Company.

The following table summarizes the Company’s restricted common stock activity under the 2015 Plan since December 31, 2017:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2017	703,155	$1.93
Cancelled	(12,625)	$1.30
Vested	(231,912)	$1.77
Unvested restricted common stock as of September 30, 2018	458,618	$2.00

The aggregate intrinsic value of restricted common stock awards that vested during the three and nine months ended September 30, 2018 was $0.1 million and $2.0 million, respectively, and during the three and nine months ended September 30, 2017 was $1.7 million and $2.3 million, respectively.

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

Of the total shares of restricted common stock awarded to the founders and collaborators, 300,000 shares vested immediately upon grant; 910,000 shares vest quarterly over a four-year period based on each grantee’s continued service relationship with the Company in varying capacity as advisors; and 180,000 shares vest upon the achievement of specified performance milestones. Additionally, 120,000 shares were issued as fully vested awards, but are subject to a repurchase option, which expires upon the achievement of specified milestones. As of September 30, 2018, the repurchase option on 80,000 of these shares has expired.

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

A summary of the changes in the Company’s unvested restricted common stock awards granted to founders and collaborators since December 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2017	578,123	$1.30
Vested	(170,622)	$1.30
Unvested restricted common stock as of September 30, 2018	407,501	$1.30

The aggregate intrinsic value of restricted common stock awards issued outside of the 2015 Plan that vested during the three and nine months ended September 30, 2018 was $0.1 million and $1.5 million, respectively, and during the three and nine months ended September 30, 2017 was $0.9 million and $1.5 million, respectively.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to all stock-based awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$896	$500	$3,071	$1,551
General and administrative expenses	748	229	1,644	575
	$1,644	$729	$4,715	$2,126

During the three months ended March 31, 2018, the Company recognized stock-based compensation expense of $0.4 million for awards with performance-based vesting conditions related to the expiration of an additional repurchase option on a portion of the unvested restricted common shares issued to DFCI (Note 7). During the nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $0.2 million for awards with performance-based vesting conditions related to the expiration of a repurchase option on a portion of the unvested restricted common shares issued to DFCI upon the achievement of a specified development milestone by DFCI.

As of September 30, 2018, excluding awards with performance-based vesting conditions, the Company had an aggregate of $12.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.17 years.

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

Income Taxes

During the three and nine months ended September 30, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred and research and development tax credits earned due to its uncertainty of realizing a benefit from those items. As of September 30, 2018, the amount of the Company’s deferred tax assets did not change materially from the amount as of December 31, 2017.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2018 or December 31, 2017.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of September 30, 2018 and December 31, 2017, the Company’s tax years are still open under statute from 2014 to the present. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other income (expense) and interest expense, respectively, as necessary. As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s condensed consolidated statements of operations and comprehensive loss.

12. Net Loss per Share

Net Loss per Share

The Company excluded 866,119 shares of restricted common stock for the three and nine months ended September 30, 2018 and 1,427,948 shares of restricted common stock for the three and nine months ended September 30, 2017 from the calculation of basic net loss per share because these shares had not vested.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Series A preferred stock	—	11,099,994	—	11,099,994
Series B preferred stock	—	4,982,201	—	4,982,201
Outstanding stock options	2,273,116	1,521,420	2,273,116	1,521,420
Unvested restricted common stock	866,119	1,427,948	866,119	1,427,948
	3,139,235	19,031,563	3,139,235	19,031,563

13. Related Parties

A member of the Company’s board of directors is a founding director and the current president of Broad. In November 2015, the Company entered into the 2015 Broad Agreement with Broad (Note 7) and, as consideration, the Company granted 60,000 shares of restricted common stock to Broad, which were determined to have a fair value of $0.1 million. Additionally, the Company must pay Broad immaterial annual license maintenance fees. At the time the Company entered into the 2015 Broad Agreement, the Company reimbursed Broad $0.6 million for a portion of past patent expenses and, under the terms of the license agreement, the Company is required to reimburse Broad for future patent expenses related to patents licensed to the Company. The Company could be obligated to make up to $12.6 million of developmental milestone payments to Broad if certain development milestones are achieved over the term of the license agreement. Additionally, under the terms of the license agreement, the Company could be obligated to make up to an aggregate of $97.5 million of payments upon the achievement of specified sales milestones and to pay tiered royalties of low to mid single-digit percentages on net sales of products licensed under the agreement. The Company is required to pay Broad a low double-digit percentage of any consideration received by the Company from a sublicensee in consideration for a sublicense. No developmental or commercial milestones have been achieved to date. In August 2016, the Company entered into a license agreement with DFCI in connection with the development of licensed products referred to in the 2015 Broad Agreement. As consideration, the Company granted 120,000 shares of restricted common stock to Broad, which were determined to have a fair value of $0.2 million. In June 2018, to align with institutional policies in place between Broad, DFCI and MGH, DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to Broad. The Company recorded expenses related to payments to Broad of $0.5 million and $1.0 million during the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.8 million during the three and nine months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had $1.0 million and $0.2 million in accounts payable and accrued expenses due to Broad, respectively.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering product candidates, securing related intellectual property rights and conducting research and development activities related to our product candidates. From inception through September 30, 2018, we have funded our operations primarily through an aggregate of $100.0 million of gross proceeds from our initial public offering of our common stock, or IPO, as well as sales of our preferred stock and convertible debt. To date, we have not generated any revenue from product sales and do not expect to do so for several years, if at all. Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception, including net losses of $18.4 million and $53.8 million in the three and nine months ended September 30, 2018, respectively, and $14.0 million and $33.1 million in the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $150.6 million. We expect to incur substantial additional losses in the future as we expand our research and development activities.

We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•                  advance our lead product candidate, NEO-PV-01 in multiple clinical trials, including continuing our ongoing clinical trials and commencing additional clinical trials;

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

On June 29, 2018, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share in exchange for net proceeds of $90.0 million after deducting underwriting discounts, commissions and other offering costs.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $121.7 million. We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
NEO-PV-01	$6,338	$5,533	$18,328	$10,571
NEO-PTC-01	389	495	1,537	965
Other early-stage development expenses	731	640	1,882	1,446
Unallocated expenses	6,983	4,862	20,656	13,292
Total research and development expenses	$14,441	$11,530	$42,403	$26,274

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

General and Administrative Expenses

General and administrative expenses consist of personnel-related costs, including salaries, benefits and non-cash stock-based compensation expense, for our personnel in executive, legal, finance and accounting, human resources, business operations and other administrative functions, legal fees related to patent, intellectual property and corporate matters, fees paid for accounting, regulatory and tax services, insurance costs, consulting fees and facility-related costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the increased costs of operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and U.S. Securities and Exchange Commission, or SEC, requirements, additional insurance costs, investor and public relations costs, and other administration and professional services.

Other Income, Net

Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, along with the changes in those items in dollars:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$14,441	$11,530	$2,911
General and administrative	4,612	2,612	2,000
Total operating expenses	19,053	14,142	4,911
Loss from operations	(19,053)	(14,142)	(4,911)
Other income, net	662	153	509
Net loss	$(18,391)	$(13,989)	$(4,402)

Research and Development

Research and development expenses increased by $2.9 million from $11.5 million for the three months ended September 30, 2017 to $14.4 million for the three months ended September 30, 2018 due primarily to the following:

•                  $1.8 million for increased personnel-related costs due to increased headcount, including $0.4 million of increased non-cash stock-based compensation expense;

•                  $0.8 million for increased costs related to the advancement of our NEO-PV-01 product candidate, primarily including the following:

•                  $0.6 million of increased external research and development costs to support our ongoing clinical trials, as well as costs related to the preparation for additional planned clinical trials, and

•                  $0.2 million of increased external manufacturing and infrastructure costs related to the clinical supply of NEO-PV-01; and

•                  $0.3 million of increased costs to support the advancement of our other product candidates.

General and Administrative

General and administrative expenses increased by $2.0 million from $2.6 million for the three months ended September 30, 2017 to $4.6 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily attributable to the following:

•                  $0.9 million for increased consulting and professional fees, including accounting, tax and legal services;

•                  $0.5 million of increased non-cash stock-based compensation expense; and

•                  $0.4 million of increased other general and administrative costs primarily due to the increased costs of being a public company, as well as insurance related costs.

Other Income, Net

Other income increased by $0.5 million from $0.2 million for the three months ended September 30, 2017 to $0.7 million for the three months ended September 30, 2018 due primarily to increased interest and investment income on our cash, cash equivalents and marketable securities as a result of the investment of the net proceeds received from our IPO.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, along with the changes in those items in dollars:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$42,403	$26,274	$16,129
General and administrative	12,524	7,180	5,344
Total operating expenses	54,927	33,454	21,473
Loss from operations	(54,927)	(33,454)	(21,473)
Other income, net	1,116	394	722
Net loss	$(53,811)	$(33,060)	$(20,751)

Research and Development

Research and development expenses increased by $16.1 million from $26.3 million for the nine months ended September 30, 2017 to $42.4 million for the nine months ended September 30, 2018 due primarily to the following:

•                  $7.8 million for increased costs related to the advancement of our NEO-PV-01 product candidate, primarily including the following:

•                  $6.0 million of increased external manufacturing and infrastructure costs related to the clinical supply of NEO-PV-01, and

•                  $1.7 million of other external research and development costs to support our ongoing clinical trials, as well as costs related to the preparation for additional planned clinical trials;

•                  $5.5 million for increased personnel-related costs due to increased headcount, including $1.5 million of increased non-cash stock-based compensation expense;

•                  $0.6 million for increased costs related to NEO-PTC-01, primarily due to increased external research and development and consulting costs;

•                  $0.6 million related to a milestone payable under one of our collaboration agreements as a result of the closing of our IPO;

•                  $0.5 million in increased facility-related costs, including occupancy costs, as well as depreciation and other maintenance costs;

•                  $0.5 million in increased purchases of laboratory supplies and consumables for the advancement of our product candidates; and

•                  $0.4 million for increased costs related to our early stage development candidates.

General and Administrative

General and administrative expenses increased by $5.3 million from $7.2 million for the nine months ended September 30, 2017 to $12.5 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily attributable to the following:

•                  $2.4 million for increased personnel-related costs, including $1.1 million of increased non-cash stock-based compensation expense, primarily due to increased general and administrative headcount to support the growth of our research and development organization and increased headcount associated with being a public company;

•                  $1.9 million for increased consulting and professional fees, including accounting, tax and legal services; and

•                  $1.0 million of increased other general and administrative costs primarily associated with being a public company, including travel, insurance and tax related expenditures.

Other Income, Net

Other income increased by $0.7 million from $0.4 million for the nine months ended September 30, 2017 to $1.1 million for the nine months ended September 30, 2018 due primarily to increased interest and investment income on our cash, cash equivalents and marketable securities as a result of the investment of the net proceeds received from our IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through September 30, 2018 with gross proceeds of $100.0 million from our IPO, as well as sales of our preferred stock and convertible debt. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $121.7 million.

Historical Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$(45,542)	$(29,367)
Investing activities	(42,297)	(29,612)
Financing activities	90,368	55
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,529	$(58,924)

Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.

During the nine months ended September 30, 2018, operating activities used $45.5 million of cash, primarily resulting from our net loss of $53.8 million, partially offset by net non-cash charges of $5.8 million and changes in our operating assets and liabilities of $2.5 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $2.3 million increase in accrued expenses and other liabilities and a $0.5 million increase in accounts payable, partially offset by a $0.5 million increase in prepaid expenses and other current assets.

During the nine months ended September 30, 2017, operating activities used $29.4 million of cash, primarily resulting from our net loss of $33.1 million, partially offset by net non-cash charges of $2.9 million and cash provided by changes in our operating assets and liabilities of $0.8 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $1.3 million increase in accrued expenses and other liabilities, a $0.8 million decrease in other long-term assets and a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $1.6 million decrease in accounts payable.

Cash Used in Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $42.3 million, consisting of purchases of marketable securities of $72.9 million and purchases of property and equipment of $2.6 million, partially offset by proceeds from the sales and maturities of marketable securities of $33.2 million.

During the nine months ended September 30, 2017, net cash used in investing activities was $29.6 million, consisting of purchases of marketable securities of $31.3 million and purchases of property and equipment of $2.8 million, partially offset by proceeds from the sales and maturities of marketable securities of $4.5 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $90.4 million, primarily consisting of $93.0 million of net proceeds from our IPO, after deducting underwriting discounts and commissions, and $0.4 million in proceeds from the exercise of stock options, partially offset by payments of initial public offering costs of $3.0 million.

During the nine months ended September 30, 2017, net cash provided by financing activities were insignificant and consisted primarily of proceeds from the exercise of stock options.

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

Because of the numerous risks and uncertainties associated with the development of our NEO-PV-01 and NEO-PTC-01 product candidates, other preclinical product candidates or programs, and our NEON / ONE and NEON / SELECT approaches and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•                  the successful enrollment in, and completion of, our current clinical trials for NEO-PV-01, as well as the cost of future clinical trials for NEO-PV-01, NEO-PTC-01 and our NEON / SELECT approach;

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business.

The following table summarizes our contractual obligations as of September 30, 2018 and the effects that these obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$12,197	$1,933	$3,924	$4,164	$2,176
Total	$12,197	$1,933	$3,924	$4,164	$2,176

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

In the normal course of business, we have also entered into license and collaboration agreements with third parties. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. As of September 30, 2018 or December 31, 2017, the aggregate maximum amount of milestone payments we could be required to make under our then-existing license and collaboration agreements was approximately $116.9 million and $117.5 million, respectively. As of September 30, 2018 and December 31, 2017, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. During the three months ended June 30, 2018 and as a result of the closing of our IPO, we recorded approximately $0.6 million of incremental research and development expense related to a milestone payable under one of our collaboration agreements.

For a complete discussion of our contractual obligations and commitments, please refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in the Final Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 28, 2018, or the Final Prospectus.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies as reported in our Final Prospectus.

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $121.7 million. This amount was comprised of cash and cash equivalents of $60.8 million and short-term marketable securities of $60.9 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. government-backed securities. Our short-term marketable securities consist of corporate debt securities and commercial paper with an original maturity greater than ninety days and less than one year from the balance sheet date. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and marketable securities, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations. Because of the short-term nature of the investments in our portfolio, an immediate change by 100 basis points in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2018 or 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in October 2013. For the year ended December 31, 2017 and the nine months ended September 30, 2018, we reported net losses of $47.5 million and $53.8 million, respectively. As of September 30, 2018, we had an accumulated deficit of $150.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2018, we had approximately $121.7 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We use an adjuvant, poly-IC:LC, with our NEO-PV-01 vaccine product candidate, which makes it difficult to predict how the FDA and applicable other regulatory agencies will evaluate the safety of NEO-PV-01. Adjuvants are compounds that are added to vaccines to enhance the activation of and improve the immune response and efficacy of vaccines. Any vaccine, because of the presence of an adjuvant, may have side effects that may pose too great a safety risk to warrant approval of the vaccine. Development-

stage vaccine adjuvants, such as poly-IC:LC, may pose an increased safety risk to patients. Poly-IC:LC has been used as an adjuvant in other investigational vaccine trials but has never been approved by the FDA for commercial use. The existence of additional trials using this adjuvant may provide support for approval of our product candidates, however, negative safety or efficacy results from other trials using poly-IC:LC could similarly jeopardize the continued development of our product candidates that use poly-IC:LC as an adjuvant.

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

We anticipate competing with the largest pharmaceutical companies in the world, many of which are all currently conducting research in neoantigen based therapies and all of which have greater financial and human resources than we currently have. In addition to these fully-integrated biopharmaceutical companies, we will also face competition from other immunotherapy-focused oncology companies. Further, we directly compete with a number of neoantigen therapeutics-focused companies, some of whom are developing vaccines, while others are developing T cell therapies and/or T cell receptor-based therapies.  These competitors include Aduro

Biotech, Inc., Achilles Therapeutics Limited, Adaptimmune Therapeutics plc, Adicet Bio, Inc., Advaxis, Inc., Agenus Inc., AgenTus Therapeutics, Inc., BioNTech AG, Celgene Corporation, Genocea Biosciences, Inc., Gilead Sciences, Inc., Gritstone Oncology, Inc., Immatics Biotechnologies GmbH, IMV Inc., Iovance Biotherapeutics, Inc., ISA Pharmaceuticals, B.V., Lion TCR Pte. Ltd., Medigene AG, Moderna, Inc., Nouscom AG, PACT Pharma, Inc., Regeneron Pharmaceuticals, Inc., Vaccibody AS, Zelluna Immunotherapy AS and ZIOPHARM Oncology, Inc.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. A loss of patent protection for our product candidates could have a material adverse impact on our ability to commercialize or license our technology and product candidates and, resultingly, on our business, financial condition, prospects and results of operations. Recently, one of our in-licensed European patents related to our NEO-PV-01 and NEO-PTC-01 product candidates was involved in a European opposition proceeding at the EPO involving several opponents. Following an oral hearing, the EPO decided to revoke this in-licensed patent, which is one asset within our broader intellectual property portfolio that relates to our personal neoantigen product candidates. We and our licensors plan to file an appeal of this decision and, over what we believe will be a multi-year period while an appeal is pending at the EPO, the claims in the originally granted patent remain effective and enforceable. If we are unsuccessful in this appeal, we will be unable to assert this patent against our competitors marketing products in relevant European countries that would have been deemed to be infringing.

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

If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-examination or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we are currently, and may in the future become, party, to patent opposition proceedings at the EPO or similar proceedings in other foreign patent offices where either our owned or in-licensed foreign patents are challenged. Recently, one of our in-licensed European patents related to our NEO-PV-01 and NEO-PTC-01 product candidates was involved in a European opposition proceeding at the EPO involving several opponents. Following an oral hearing, the EPO decided to revoke this in-licensed patent, which is one asset within our broader intellectual property portfolio that relates to the our personal neoantigen product candidates. We and our licensors plan to file an appeal of this decision and, over what we believe will be multi-year period while an appeal is pending at the EPO, the claims in the originally granted patent remain effective and enforceable. If we are unsuccessful in this appeal, we will be unable to assert this patent against our competitors marketing products in relevant European countries that would have been deemed to be infringing.

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

Our executive officers and directors and Third Rock Ventures III, L.P., a venture capital fund affiliated with certain of our directors, beneficially held, as of September 30, 2018, in the aggregate, approximately 39% of our outstanding voting stock. Therefore, these stockholders and other principal stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.

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

The holders of 18,644,462 shares of our common stock as of September 30, 2018 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Not applicable.

Use of Proceeds from Initial Public Offering of Common Stock

On June 29, 2018, we completed our IPO and sold 6,250,000 shares of our common stock, at a public offering price of $16.00 per share for an aggregate offering of $100.0 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225330), which was filed on May 31, 2018, amended subsequently and declared effective on June 26, 2018. Morgan Stanley, BofA Merrill Lynch, and Mizuho Securities acted as joint book-running managers of the offering and as representatives of the underwriters. Oppenheimer & Co. acted as lead manager for the offering. The offering commenced on June 26, 2018 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the IPO of approximately $90.0 million, after deducting underwriting discounts, commissions and other offering expenses paid by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of September 30, 2018, we had used approximately $16.0 million of the net proceeds from the IPO, primarily to fund the ongoing clinical development of NEO-PV-01 and to advance our pre-clinical programs and research activities. We have invested the remaining net proceeds from the IPO in a variety of capital preservation investments, including money market funds, investment-grade corporate debt securities and U.S. Treasury obligations. There has been no material change in the planned use of proceeds from our IPO as described in the Final Prospectus, which was filed with the Securities and Exchange Commission on June 28, 2018.

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

NEON THERAPEUTICS, INC.

Date: November 13, 2018	By:	/S/ HUGH O’DOWD
Hugh O’Dowd
President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/S/ YASIR B. AL-WAKEEL
Yasir B. Al-Wakeel, B.M.B.Ch.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)