Form 10-K
period 2018-12-31
Neon Therapeutics, Inc.
filed 2019-03-11
CIK 1694187

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-38551
 ________________________________________________________________
 NEON THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
 ________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	46-3915846 (I.R.S. Employer Identification No.)

40 Erie Street, Suite 110
Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)
(617) 337-4701
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $220,535,041 as of June 29, 2018 (based on a closing price of $12.60 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 28,331,344 shares of Common Stock, $0.001 par value per share, outstanding as of March 1, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2019 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Neon Therapeutics, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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
All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.
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

PART I
Item 1.  Business
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
We aim to lead a paradigm shift in the treatment of cancer patients towards an era of truly personal immuno-oncology therapies. Our founders have done pioneering work in immuno-oncology, including work that resulted in a class of immunotherapy known as checkpoint inhibitors, which aim to reactivate the immune system to kill cancer cells. Checkpoint inhibitors have demonstrated potent efficacy in cancers with higher rates of genetic mutations, or mutational burden, which provide a greater diversity of neoantigen targets. However, even in these tumor types, the majority of patients do not respond to treatment. Our development strategy leverages multiple neoantigen modalities, including vaccines and T cell therapies, to maximize the potential reach of our therapies. By directing the immune system against neoantigen targets, our vaccines have the potential to improve patient outcomes across both checkpoint-responsive and unresponsive disease, and our T cell therapies have the potential to unlock the potency of cell therapies in solid tumors.
NEO-PV-01, our personal neoantigen vaccine, is custom-designed and manufactured based on the unique mutational fingerprint of each individual patient. This technology was developed based on more than a decade of work by our founders at the Dana-Farber Cancer Institute, or the DFCI, and the Broad Institute of MIT and Harvard, or the Broad, which culminated in an initial clinical trial reported in Nature in July 2017. This trial demonstrated the ability of a personal neoantigen vaccine to generate highly specific immune responses in six patients with stage III/IV melanoma treated in the adjuvant setting, with all six patients disease-free at a median of 20 months after initiating vaccination. NEO-PV-01 is currently being evaluated in multiple Phase 1b clinical trials. The clinical data we presented in October and November 2018 from our Phase 1b clinical trial in combination with nivolumab in metastatic melanoma, non-small cell lung cancer and bladder cancer demonstrates that the therapy has been well-tolerated and has been able to direct the immune system against neoantigens in advanced metastatic disease. Furthermore, we have observed both evidence of immune pressure on tumors and of tumor cell killing. We believe these findings provide emerging proof of mechanism and will potentially lead to us correlating baseline disease characteristics and mechanism of action with clinical response as the study matures.
NEO-PTC-01, our personal neoantigen T cell therapy, consists of multiple T cell populations that are generated to target each individual patient's unique set of neoantigens. Data presented at the Society for Immunotherapy of Cancer meeting in November 2018, as well as our ongoing research, give us added confidence that we can reliably generate multiple enriched neoantigen-specific T cell populations that are capable of killing tumor cells. We believe NEO-PTC-01 has several significant advantages that could overcome the challenges of other cell therapies in the solid tumor setting. To this end, we are focusing the initial clinical development of NEO-PTC-01 in solid tumors for patients who are refractory to checkpoint inhibitors. We expect to file a clinical trial application, or CTA, in Europe in the second half of 2019 to evaluate NEO-PTC-01 in the solid tumor setting.
In parallel to our personal therapies, we are advancing additional therapies that use a precision medicine approach. These include multiple neoantigen-targeted therapies that direct the immune system towards prevalent mutations that are shared across patients in specific tumor types. We intend to develop product candidates targeting shared neoantigens using both vaccine and T cell modalities. Our first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of estrogen-receptor-positive, or ER+, breast cancer, for which we expect to file an Investigational New Drug Application, or IND, in the first half of 2019. We continue to make significant progress with respect to our precision T cell approach and have assembled libraries of high-quality T cell receptors, or TCRs, against various shared neoantigens across common human leukocyte antigens, or HLAs.
Our product candidate pipeline is generated using our proprietary neoantigen platform, which continuously improves as our product candidates generate data. This platform comprises three key elements: our Real-time Epitope Computation for ONcology, or RECON, bioinformatics engine; our deep capabilities in peptide chemistry; and our combined T cell biology and immune-monitoring expertise. At the core of our neoantigen platform is RECON, which uses a proprietary combination of algorithms designed to predict the most therapeutically-relevant neoantigen targets associated with each patient's tumor. As detailed in our February 2017 paper in Immunity, our approach to bioinformatics uses a proprietary allele-specific, or mono-allelic, approach that allows us to predict neoantigens that are presented by specific alleles relevant for each patient. Using this approach and with our growing proteomic database of greater than 1.2 million unique HLA bound peptides, we have generated high quality data sets that have resulted in positive predictive values greater than 50%, exceeding standard approaches by greater than ten times when using a recall-based measurement of performance. We intend to strengthen our leading position in bioinformatics and identification of therapeutic neoantigens by using data generated from our ongoing and future clinical trials, coupled with our machine learning expertise, to continue to refine RECON's neoantigen prediction algorithms.
We have strategically chosen to utilize immunogenically-designed peptides for neoantigen targeting in our product candidates in order to directly replicate the body's natural immune processes. Peptides have demonstrated broad immunogenicity and safety and we believe this choice reduces both complexity and risk within our platform. From inception, we have also been focused on the unique supply chain requirements of our personal neoantigen therapies. Accordingly, we have developed automated peptide manufacturing capabilities that we believe provide advantages in both turnaround times and manufacturing costs for our product candidates.
Our Approaches and Product Candidates
We are leveraging our neoantigen platform and over a decade of insights from our founders to develop neoantigen-targeted therapies that use two distinct approaches, NEON / ONE and NEON / SELECT. These approaches focus on targeting a prioritized set of what we believe are the most therapeutically-relevant neoantigens. In NEON / ONE, these neoantigens are specific to each individual. In NEON / SELECT, these neoantigens are shared across subsets of patients or tumor types. We are applying these two approaches to develop neoantigen-targeting product candidates using multiple treatment modalities. The following summarizes the current status of our product development pipeline:

NEON / ONE

	Research & Preclinical Development	Phase 1	Later Stage	Catalysts
NEO-PV-01 Personal neoantigen vaccine	NT-001: αPD-1 (Opdivo) Combo – Melanoma, NSCLC, Bladder Cancer			52-Week Data – 1H:19
	NT-002: αPD-1 (Keytruda) + Chemo Combo – NSCLC			52-Week Data – 2020
	NT-003: αPD-1 + aCD40 / αCTLA4 Combo – Melanoma			Immune Data – 1H:20
	NT-004: Trial planned in earlier disease setting			
NEO-PTC-01 Personal neoantigen T cell therapy	Phase 1 Trial planned in solid tumor setting			File CTA in Europe – 2H:19

NEON / SELECT

	Target Discovery	Target Validation	Preclinical Development	Phase 1	Later Stage	Catalysts
NEO-SV-01 Precision neoantigen vaccine	Phase 1 Trial planned in breast cancer					File IND – 1H:19

Our NEON / ONE Approach
NEO-PV-01, our personal neoantigen vaccine
NEO-PV-01, our most advanced product candidate, is a personal neoantigen vaccine. The neoantigen-targeting peptides in NEO-PV-01 are intended to generate an immune response that trains each patient's immune system to target his or her individual tumor's particular neoantigens and kill the cancer cells. We have generated emerging proof of mechanism of NEO-PV-01 in NT-001, our ongoing Phase 1b open-label clinical trial evaluating a combination of NEO-PV-01 with nivolumab (marketed as Opdivo) in patients with metastatic melanoma, non-small cell lung cancer or bladder cancer. Beyond NT-001, we have initiated NT-002, a Phase 1b clinical trial evaluating a combination of NEO-PV-01 with pembrolizumab (marketed as Keytruda) and chemotherapy in patients with non-small cell lung cancer, and NT-003, a Phase 1b clinical trial evaluating NEO-PV-01 and nivolumab in combination with other agents in first-line patients with advanced or metastatic melanoma. We are also planning an additional clinical trial, referred to as NT-004, evaluating NEO-PV-01 in the monotherapy setting and look forward to sharing the indication we will target in this trial in 2019. Our exploratory clinical trials are designed to enable us to efficiently determine the optimal patient populations, rational combinations and treatment protocols for use in late-stage clinical development of NEO-PV-01.
NEO-PTC-01, our personal neoantigen T cell therapy
NEO-PTC-01 is a personal neoantigen T cell therapy that consists of multiple T cell populations targeting what we predict to be the most therapeutically-relevant neoantigens from each patient's tumor. T cells are a type of white blood cell that play a central role in the immune system, including both detecting and killing cancer cells. NEO-PTC-01 uses T cells from the periphery of each patient that we then specifically prime, activate and expand to generate a therapy that specifically targets that patient's personal neoantigens. We believe that NEO-PTC-01 will allow us to drive a robust and persistent anti-tumor response and could be applicable across a broad range of both hematological and solid tumors. NEO-PTC-01 is currently in preclinical development and we plan to file a CTA in Europe in the second half of 2019 to evaluate NEO-PTC-01 in solid tumors in patients that are refractory to checkpoint inhibitors.
Our NEON / SELECT Approach
NEON / SELECT is our precision medicine approach to neoantigen-targeted therapies. We are seeking to discover, validate and develop therapies directed towards shared neoantigens, which are neoantigen targets that are shared across subsets of patients or tumor types. Our proprietary shared neoantigen targets have the potential to be used in multiple treatment modalities, including vaccines and TCR based T cell therapies. Our first product candidate under our NEON / SELECT approach is NEO-SV-01, a vaccine targeting a prevalent mutation in a subset of ER+ breast cancer, which is currently in preclinical development with an IND filing expected in the first half of 2019. We believe NEO-SV-01 has the potential to be used across disease stages in combination with hormonal, chemotherapy or targeted therapies. We continue to make significant progress with respect to our precision T cell approach and have assembled libraries of high-quality TCRs against various shared neoantigens across common HLAs.
Our Strategy
To fulfill our mission, we are developing neoantigen-targeted therapies that we believe have the potential to lead a paradigm shift in the treatment of cancer patients. Key elements of our strategy include:

•	Advance product candidates using multiple treatment modalities to enable therapies across a broad array of patient populations.

•	Efficiently develop NEO-PV-01 through multiple exploratory clinical trials to enable a clear path to registration.

•	Develop NEO-PTC-01 to leverage the potency of cell therapies to target neoantigens.

•	Develop NEON / SELECT therapies for patients who share specific neoantigens.

•	Strengthen our leading position in the neoantigen field through ongoing investment in our platform technologies.

•	Build a sustainable standalone biotechnology company.
Our Neoantigen Platform
We have pioneered a proprietary neoantigen platform that we are using to develop neoantigen-targeted therapies. We believe that directing the immune system towards neoantigen targets is fundamental to driving effective cancer immunotherapies. Accordingly, our platform seeks to identify and harness the most therapeutically relevant neoantigens present within each patient's tumor.
Our platform comprises three key elements that form an iterative feedback loop: our RECON bioinformatics engine, which is designed to predict the most therapeutically-relevant neoantigen targets; our deep capabilities in peptide chemistry and manufacturing; and our combined T cell biology and immune-monitoring expertise. We are using our platform to develop product candidates across several neoantigen-targeting therapeutic modalities, including both vaccines and T cell therapies, using two distinct approaches:

•	NEON / ONE is our personal medicine approach, which we are using to develop neoantigen-targeted therapies that are tailored for the individual profile of each patient's tumor.

•
NEON / SELECT is our precision medicine approach, which we are using to develop neoantigen therapies that seek to target prevalent neoantigens that are shared across subsets of patients or tumor types.

Overview of Our Neoantigen Platform, Treatment Approaches and Treatment Modalities

Machine learning driven feedback loop
Neoantigen Platform Capabilities
Selecting the Highest Quality Immunogenic Targets
RECON
Bioinformatics
Harnessing the Power of Peptide Chemistry
Peptide Chemistry
Controlling & Monitoring Immune Responses
NEO STIM
T Cell Biology
Immune Monitoring
Treatment Approaches & Modalities
Personal Medicine
NEON / ONE
Personal Manufacturing
NEO-PV-01 Vaccine
NEO-PTC-01 T Cell Therapy
Precision Medicine
NEON / SELECT
Potential Suite of Products/Modalities

Neoantigen Selection: Our RECON Bioinformatics Engine
At the core of our neoantigen platform is our RECON bioinformatics engine, which is designed to predict the most therapeutically-relevant neoantigen targets associated with each patient's tumor. Effective prediction is critical because, although many mutations within a patient's tumor will lead to the production of a mutated protein, not all mutated proteins lead to suitable therapeutic neoantigen targets.
RECON uses a number of inputs from each patient, including DNA sequences from samples of tumor and normal tissue, RNA sequences from tumor samples, and the patient's specific MHC allele profile. RECON processes data from these inputs using a proprietary combination of algorithms in order to produce a prioritized list of neoantigen-targeting peptides that we then manufacture for use in our product candidates. These algorithms seek to:

•	Identify the mutations present within a patient's tumor;

•	Predict which mutations will lead to neoantigens that will be presented by a patient's specific MHC allele profile; and

•	Select the most therapeutically-relevant neoantigen-targeting peptides for use in our therapies based on a set of additional biological and pharmacological factors.
We believe we have built RECON as a leading neoantigen bioinformatics engine. By further leveraging the combination of leading-edge proteomics and machine learning expertise, we intend to strengthen our leadership position in identifying neoantigens. Importantly, refining predictions of therapeutic relevance of neoantigens will incorporate immunogenicity data generated from our ongoing and future clinical trials for each RECON predicted neoantigen. As a result, both proteomic and clinical data will continue to refine RECON's neoantigen prediction algorithms in an iterative manner.
RECON predictions of neoantigens, which uses somatic mutations that are accurately and robustly characterized as the starting point, recapitulates the key events in this pathway, including protein cleavage, antigen-HLA binding and T cell reactivity. Factors such as quantification of RNA expression of antigens are used in multiple steps in immunogen identification and design.
Identification of Mutations:    We believe that achieving a combination of high sensitivity and specificity is critical in identifying genetic mutations upon which to base neoantigen predictions. We use a proprietary combination of mutation detection algorithms, known as a mutation calling ensemble, to identify candidate mutations present within a patient's tumor by comparing the patient's normal DNA and tumor DNA sequences. Using this proprietary approach, we have demonstrated a consistently lower rate of false positive errors while maintaining sensitivity when compared to the use of a single mutation detection algorithm.

Prediction of Neoantigen-MHC Presentation:    We use a novel approach to predict which mutations lead to neoantigens that will bind to and be presented by MHC on the surface of a patient's cancer cells. Conventionally, neoantigen prediction is conducted using publicly available algorithms that are trained using limited datasets derived predominantly from in vitro binding assays. The utility of these assays to develop binding predictors is limited due to low throughput and does not incorporate critical insights into how peptides are processed. Later generations of algorithms use mass spectrometry techniques to isolate and sequence peptides from multiple MHC alleles. While these approaches have made advances in predicting neoantigen-MHC binding over in vitro binding assays, the utility of this multi-allelic mass spectrometry approach is limited because these algorithms are unable to discern which peptides are presented by each MHC allele. Further, requiring the use of a predictive algorithm to assign each peptide to an allele is a process that can result in a significant error rate. While these approaches have some utility, we believe, they lack adequate precision and depth across a wide enough range of alleles to have adequate clinical utility.
Overview of Data Sources for Neoantigen-MHC Presentation Prediction
In contrast, as shown in the diagram above, we use a proprietary allele-specific approach that leverages our mono-allelic MHC proteomic datasets. This approach allows us to predict neoantigens that are presented by specific MHC alleles relevant for each patient. We generated our mono-allelic datasets using a novel mass spectrometry-based method for profiling MHC-bound peptides that are presented by a single Class I or Class II MHC allele. The foundation for our approach to generating mono-allelic Class I MHC ligand datasets was published in Immunity in February 2017. Using our datasets, we have developed unique MHC allele-specific algorithms that provide far greater predictive accuracy, and lower false discovery rates, than standard approaches. We can also use this methodology to systematically investigate Class I and II MHC alleles to enable broad coverage of alleles across geographic populations and ethnic groups. We have already achieved greater than 90% population coverage in the United States for Class I MHC alleles (HLA-A, B and C), with significant progress on Class II. We believe these enhancements will enable us to develop more effective neoantigen-targeted therapies. Using this approach and with our growing proteomic database of greater than 1.2 million unique HLA bound peptides, we have generated high quality data sets that have resulted in positive predictive values greater than 50%. The performance of RECON to predict antigen-HLA binding exceeds that of standard approaches, such as netMHCPan, by greater than ten times when using a recall-based measurement of performance.
Our next-generation algorithms using mono-allelic data for Class I MHC alleles have now been deployed in our ongoing clinical trials. We continue to make significant progress in developing a Class II predictor.
The figure below provides an overview of the neoantigen presentation pathway. In addition to mono-allelic mass spectrometry-based HLA-antigen presentation predictions, RECON predictions of neoantigens recapitulates other key events in this pathway. For example, we have also developed a proprietary algorithm designed to predict how proteins are processed into peptides and how this process influences which peptides can be presented by MHC. Factors such as quantification of RNA expression of antigens are used in multiple steps in immunogen identification and design.

Overview of Neon's RECON Bioinformatics Engine
Selection of the Most Therapeutically-Relevant Neoantigens:    In our effort to select the most therapeutically-relevant neoantigens, in addition to the factors described above, we incorporate a number of additional filters and algorithms applied to RECON-identified neoantigens that account for several biological and pharmacological factors, as well as manufacturing considerations. These include prioritizing based on predictions of T cell reactivity. Also, features of each mutation, such as tumor cell clonality help identify the most immunogenic HLA bound antigens. Further, RECON uses algorithms to design peptides optimized for efficient processing by the immune system and manufacturability. Finally, there are manufacturing considerations in the final design of peptides that go into NEO-PV-01.
We currently use RECON for neoantigen identification that is trained using our mono-allelic mass spectrometry data for Class I MHC epitopes in our ongoing clinical trials for NEO-PV-01. Through intensive immune monitoring of epitope immunogenicity in our clinical studies, we are able to improve the quality of RECON's predictions over time by understanding the immune response to each epitope. We also continue to make significant progress in developing a Class II predictor.
Neoantigen Production: Harnessing the Power of Peptide Chemistry
Our platform uses peptides for neoantigen targeting to induce and expand immune responses in patients, either via in vivo or ex vivo approaches. The body's immune system has evolved to recognize peptides. We have strategically chosen to utilize peptides in order to directly replicate the body's natural immune processes, where peptides are presented on cells via MHC to prime an immune response. Our approach of using peptides may also provide a number of pharmacological benefits, including:

•
Broad immunogenicity:  As described in parallel publications in Nature in July 2017, peptide-based neoantigen vaccines have been observed to elicit broad immune responses with 70% of peptides successfully generating measurable T cell responses, similar to 60% of epitopes seen using RNA-based neoantigen vaccines. As detailed below, NEO-PV-01 has similarly been observed to generate, in the more challenging metastatic setting, broad immune responses to 56% of vaccinating peptides. In addition, the responses were of sufficient magnitude to be observed in ex vivo T cell assays (i.e., without stimulation) in every patient evaluated thus far.

•	Safety: Peptide therapies are an established drug class with a proven safety record, with more than 60 peptide products approved by the FDA.

•	Drug distribution: Peptides do not require delivery formulations that accumulate in vital organs, such as the liver, and are therefore generally not associated with organ specific toxicities.

•	Convenient and repeat dosing: Synthetic peptides can be dosed by simple subcutaneous injection and can be repeatedly dosed without being neutralized by the immune system, which may enable retreatment.
We have built significant expertise in peptide chemistry and its application in a personal manufacturing setting. We utilize a proprietary design approach that optimizes processing, resulting in over one log increase in MHC presentation. In addition to their pharmacological benefits, peptides have predictable chemistry and can be rapidly synthesized using programmable instruments, allowing for straightforward and efficient automated manufacturing and manufacturing cost advantages. We have developed automated peptide manufacturing capabilities that we believe will provide rapid turnaround times and today we can achieve a turnaround time from receipt of biopsy to GMP release of eight weeks with our current supply chain for NEO-PV-01. We plan to drive additional process improvements, which we expect will further compress our turnaround time.
Neoantigen Immunogenicity: Inducing and Monitoring Neoantigen T Cell Responses
Fundamental to our platform is our ability to elicit neoantigen-specific immune responses, both in vivo and ex vivo, and to evaluate these responses in patients. It is therefore vital for us to understand how T cell responses can be induced and expanded to target neoantigens and to monitor the immune system response in treated patients.
We have developed a proprietary method for ex vivo T cell stimulation, which we call NEO-STIM, that allows us to generate de novo and memory immune responses in the laboratory. We are utilizing this capability in several aspects of our neoantigen platform, including to:

•	Test the immunogenicity of neoantigens: We prime, activate and expand neoantigen-specific T cell responses, which allows us to confirm the immunological relevance of specific neoantigens.

•
Learn the rules for which epitopes are immunogenic: By testing many epitopes and T cell responses, we can learn the rules of immunogenicity that indicate which epitopes may successfully lead to immune responses.

•
Generate neoantigen-specific T cells for therapies:  We generate T cell populations that are specific to a patient's neoantigen targets, which can be used as a personal neoantigen T cell therapy to treat a patient's specific tumor.

•
Isolate neoantigen-specific T cell receptors:  We generate neoantigen-specific T cells and isolate TCRs specific to each neoantigen that have the potential to be used in developing multiple TCR-based T cell therapies.

We have also developed extensive in-house immune-monitoring capabilities that allow us to interrogate the immune state of a patient before, during and after each therapeutic intervention. We evaluate multiple components of the immune system, including different types of immune cells and important classes of cytokines, in both the periphery and the tumor. To evaluate immune responses, we use a range of cutting-edge techniques, including rapid UV-exchange MHC multimers developed by one of our founders, Ton Schumacher, which allow us to analyze neoantigen-specific CD8+T cells, TCR sequencing to determine the distribution of neoantigen-specific T cells, single cell sequencing and multi-channel flow cytometry. We complement the use of these monitoring techniques with the use of other more common immune-monitoring techniques such as ELISpot assays and immunohistochemistry. Together, these techniques allow us to generate comprehensive immunological data from our clinical trials and to correlate them with our analysis of the tumor both before and after treatment. We expect to use these data to make ongoing improvements to RECON's neoantigen selection and prioritization algorithms, identify biomarkers that can help predict which patients will be responsive to therapy, further enhance clinical development strategies and inform generational improvements to our product candidate portfolio.
Our Approaches and Product Candidates
NEON / ONE Approach
NEON / ONE is our personal medicine approach to neoantigen-targeted therapy. Using NEON / ONE, we are developing therapies that are tailored to each patient's specific set of tumor neoantigens. We are currently developing NEON / ONE product candidates using two modalities, personal neoantigen vaccines and personal neoantigen T cell therapies. We believe our NEON / ONE approach will be effective across tumors that are both responsive and unresponsive to checkpoint inhibitor therapy.
As shown in the graphic below, both of our NEON / ONE treatment modalities leverage our neoantigen platform, including RECON and our personal peptide manufacturing capabilities.

NEON / ONE: Personal Medicine Approach

Patient
Tumor Sample
& Processing
DNA & RNA
Sequencing
RECON
Bioinformatics
Personal Peptide
Manufacturing
GMP Release
NEO-PV-01
Personal Neoantigen
Vaccine
NEO
STIM
Ex vivo co-culture
& expansion
Patient's Peripheral Blood
T cells & Monocytes
NEO-PTC-01
Personal Neoantigen
T Cell Therapy

NEON / ONE Personal Neoantigen Vaccine Program: NEO-PV-01
Overview
NEO-PV-01, our most advanced product candidate, is a personal neoantigen vaccine that is currently being evaluated in three Phase 1b open-label clinical trials.
NEO-PV-01 is custom-designed and manufactured for each individual patient through a series of steps that include tumor biopsy, sequencing of biopsied tumor tissue and normal patient tissue, peptide selection via RECON and personal peptide manufacturing. We combine up to 20 of these individually selected peptides with a proprietary formulation to construct a unique vaccine for each patient. We administer the vaccine in conjunction with poly-ICLC, an adjuvant that helps to augment the immune response to the neoantigen peptides. The neoantigen-targeting peptides in NEO-PV-01 are intended to generate an anti-tumor immune response that directs patients' T cells to target their individual tumor's particular neoantigens and kill the cancer cells.
Product Development Rationale
We are initially focusing the development of NEO-PV-01 in melanoma, non-small cell lung cancer and bladder cancer because these cancers typically have a higher mutational burden, which provide a greater diversity of neoantigens that we can use as therapeutic targets.
Checkpoint inhibitors are approved for melanoma, non-small cell lung cancer and bladder cancer, among others, and have dramatically changed the therapeutic landscape with significantly improved response rates of up to 30 to 40% in melanoma, 20% in non-small cell lung cancer and 20% in bladder cancer, as described in the FDA-approved prescribing information for nivolumab (marketed as Opdivo), pembrolizumab (marketed as Keytruda) and atezolizumab (marketed as Tecentriq). However, despite these successes, the overwhelming majority of patients do not respond or do not have durable responses to checkpoint therapy. We believe neoantigen targets are critical for an anti-tumor immune response and are the primary driver of the efficacy of checkpoint inhibitor therapy. We also believe that a combination of NEO-PV-01 with checkpoint inhibitor therapy has the potential to deepen and broaden a patient's anti-tumor immune response, resulting in improved clinical benefit. Although we are initially focused on these three indications, we expect to conduct subsequent clinical trials in patients with other types of cancers.
We are conducting a number of exploratory clinical trials that will evaluate NEO-PV-01 in combination with immunotherapies and other complementary therapies. We believe this approach will allow us to efficiently determine the optimal therapies for use in combination with NEO-PV-01 and to refine our perspectives on late-stage clinical development. We also intend to use data generated by these initial clinical trials to continue to refine our RECON neoantigen prediction algorithms.

NEO-PV-01 was developed based on the foundational work of our founders at the DFCI and the Broad. This research supported neoantigens as immune targets, the importance of neoantigens for anti-tumor immune responses and the feasibility of directing the immune system towards neoantigens using a personal neoantigen vaccine.
Phase 1 Clinical Trial of NeoVax in Adjuvant Melanoma
NeoVax, a predecessor to NEO-PV-01, was administered in an investigator-initiated, open-label Phase 1 clinical trial to six patients who first underwent surgical resection of their tumors. This trial was conducted by the DFCI. In this trial, four patients had previously untreated stage IIIb or IIIc melanoma and two patients had previously untreated stage IV melanoma with secondary malignant growths, or metastasis, observed in their lungs. The patients were dosed with NeoVax according to a vaccination schedule that consisted of five priming doses over a four-week period and two subsequent booster doses at two-month intervals. The primary objective of this trial was to evaluate the safety of NeoVax, while the secondary endpoint was to evaluate the clinical efficacy of NeoVax in the adjuvant setting. The results of this trial were published in Nature in July 2017.
While not powered to evaluate clinical efficacy of the vaccine, this trial provides encouraging evidence of the clinical benefit of a personal neoantigen vaccine and the potential for synergy with checkpoint inhibitor therapy. The key efficacy results from the trial are summarized below and presented in the following graphic:

•
At a median follow-up of 20 months after initiating vaccination, all four patients who entered the trial with stage IIIb or IIIc melanoma remained without disease recurrence. At the time this trial was conducted, recurrence rates for surgically resected stage III melanoma patients ranged from 40% to 50% within this time period.

•
The two patients who entered the trial with stage IV melanoma with lung metastasis showed disease recurrence during the 12-week vaccine regimen. Both patients subsequently underwent treatment with pembrolizumab and both had complete responses after four doses of pembrolizumab, suggesting that the immune system was primed by the vaccination prior to the administration of the checkpoint inhibitor. While these are only two observations in an open-label, investigator-initiated trial, we believe they are striking in the context of a reported 6% complete response rate in stage IV melanoma patients treated only with pembrolizumab.

Summary of Clinical Results from Patients 1 through 6 with Stage III or IV Melanoma
Following Resection (adapted from Ott et al., Nature 2017)
Comprehensive immune monitoring was conducted on all patients to characterize the extent and nature of the vaccine-induced immune response before, during and after vaccination. In all patients, immune responses to the neoantigen-targeting peptides contained in NeoVax were undetectable prior to vaccination. Following vaccination, ex vivo neoantigen-specific immune responses were observed in all patients. In total, over 70% of the peptides used in the vaccines induced an immune response, with significantly more CD4+ T cell responses as compared to CD8+ T cell responses. Both CD4+ and CD8+ T cell responses were evident at the earliest sampling timepoint and were sustained over time. The following graph presents the observed changes in interferon gamma, or IFNγ, a measure of immune response, in CD8+ T cells pre- and post-vaccination across several of the patients, demonstrating no detectable immune responses prior to vaccine therapy and significant responses observable after 16 weeks of vaccine.

T Cell Stimulation Against De Novo Targets Maximal Epitope Responses
(adapted from Ott et al., Nature 2017)
To assess the durability of the vaccine-induced immune response, immune-monitoring was performed on patients 2 and 6, the two patients who entered the trial with stage IV melanoma and whose disease recurred. Both of these patients were observed to have CD4+ and CD8+ T cell responses following vaccination. Several of these responses were observed to increase up to one year after treatment with pembrolizumab, suggesting that a synergistically increased immune response arose from the combination of pembrolizumab and the neoantigen vaccination.
In order for a vaccine to demonstrate clinical efficacy, we believe that the vaccine-induced T cell response must be both specific, meaning that the T cells will need to distinguish between a mutant peptide and its corresponding wild-type peptide, and functional, meaning that T cells produce cytokines that can kill the tumor cells. In all patients in this trial, both CD4+ and CD8+ T cells demonstrated specificity for the mutant peptide, and functionality with the expression of multiple cytokines such as IFNγ, tumor necrosis factor, or TNF, and interleukin-2, or IL-2, in response to stimulation with neoantigens.
We also believe that clinical efficacy will require that vaccine-induced T cells directly recognize a tumor. To measure this recognition, T cells collected after vaccine therapy, but prior to pembrolizumab therapy, were co-incubated with tumor samples from the same patient. In assays conducted in patients 2 and 6, these T cells secreted the cytokine IFNγ in response to the tumor, but not in response to a different patient's melanoma sample or a negative control. This suggests that vaccine-induced T cells were able to directly recognize tumor samples from the same patient.
All six patients in this trial who commenced vaccine treatment completed the full series of five priming and two booster doses of vaccine. In all patients, the vaccine was well tolerated, with only mild or moderate, referred to as Grade 1 or Grade 2, adverse events observed consisting of mild flu-like symptoms, injection site reactions, rash and fatigue.
We believe the key conclusions that may be drawn from the NeoVax trial are as follows:

•	The administration of a personal synthetic peptide vaccine including up to 20 neoantigen-targeting peptides could induce new neoantigen-specific T cell responses.

•	No patients were found to have pre-existing immune responses to the selected neoantigens before vaccine therapy.

•
Following vaccine treatment, 60% of the peptides used in the vaccines induced CD4+ T cell responses and 16% of the peptides used in the vaccines induced CD8+ T cell responses. In total, over 70% of the peptides used in the vaccines induced either a CD4+ or CD8+ T cell response.

•
Of the six patients, the four with stage IIIb/c melanoma had no recurrence at a median of 20 months after initiating vaccination as compared to 40% to 50% recurrence rates within this time period for surgically resected stage III melanoma patients, at the time the trial was conducted. The two patients with surgically resected stage IV disease showed recurrence during the 12-week vaccine regimen and were subsequently treated with pembrolizumab. Each of these patients had a complete response after four doses of pembrolizumab as compared to a reported 6% complete response rate in stage IV melanoma patients treated only with pembrolizumab.

From NeoVax to NEO-PV-01
The results of the Phase 1 clinical trial of NeoVax demonstrated the importance of neoantigens for anti-tumor immune responses and the feasibility of directing the immune system towards neoantigens using a personal neoantigen vaccine. This work provided a foundation for further evaluation of a personal neoantigen vaccine approach in more advanced cancer settings and in combination with checkpoint inhibitor therapy. NEO-PV-01 is the result of refinements to multiple elements of NeoVax from the initial whole exome sequencing of the tumor to custom peptide manufacturing. Importantly, we design NEO-PV-01 for each individual patient using RECON for neoantigen selection, building upon the publicly available algorithms used to select the neoantigen-targeting peptides used in NeoVax. In addition, we have built an industrialized manufacturing process and supply chain that is more customizable and scalable than the process used to make NeoVax.
NT-001: Phase 1b Clinical Trial of NEO-PV-01 in the Metastatic Setting
We are currently evaluating NEO-PV-01 in NT-001, an exploratory, single-arm, Phase 1b open-label clinical trial designed to study the feasibility, safety, efficacy and immunogenicity of NEO-PV-01 dosed in combination with nivolumab (marketed as Opdivo), an anti-PD-1 checkpoint therapy, in patients with advanced or metastatic disease, a patient population where neoantigen-specific immune responses have been limited to date. While the results from the NeoVax clinical trial suggested the ability of a neoantigen vaccine to generate a robust immune response in the adjuvant setting, our NT-001 clinical trial is designed to evaluate the immunogenicity of NEO-PV-01 in metastatic disease settings, where patient outcomes are generally less favorable. Our NT-001 clinical trial is enrolling patients with advanced or metastatic melanoma, smoking-associated non-small cell lung cancer or bladder cancer who have received no more than one prior systemic treatment for metastatic disease. We have selected these indications because they generally have high mutational burden and provide an opportunity to further explore synergies with checkpoint therapy.
We filed an IND with the FDA for NEO-PV-01 in June 2016 and subsequently initiated our NT-001 Phase 1b clinical trial in August 2016, in collaboration with Bristol-Myers Squibb Company, with a target of 45 vaccinated patients at ten clinical trial sites across the United States. We completed patient enrollment for the NT-001 trial in the second quarter of 2018. The objective of this study is to evaluate the safety and immunogenicity of NEO-PV-01 in the metastatic setting. The primary endpoint of this trial is to evaluate the safety of administering NEO-PV-01 in combination with nivolumab, the secondary endpoint is to evaluate the clinical efficacy of the combination over two years of follow-up, and the exploratory endpoint is to characterize the immune response and to correlate this immune response with clinical endpoints. We expect to report 52-week results from our NT-001 Phase 1b clinical trial later in 2019.
In our NT-001 clinical trial, patients undergo an initial tumor biopsy and then begin 12 weeks of treatment with nivolumab. Patients then receive subcutaneous vaccination with NEO-PV-01 with a target of commencing treatment during week 12, with the dosing schedule including a three-week priming phase followed by two subsequent monthly boosters. Treatment with nivolumab continues throughout the trial. In addition, throughout the trial, patients are studied extensively for both peripheral and intratumor immune responses, while also being followed radiographically. The following graphic illustrates the design of NT-001:
NT-001: Personal Vaccine in Late-Stage Disease in Combination with Nivolumab
Note: Opdivo is the brand name for nivolumab. Nivolumab is often shortened to nivo.
NT-001 Data as of August 31, 2018
As of August 31, 2018, NEO-PV-01 dosing had been initiated in 54 patients, with 34 patients having completed the full vaccination course, 25 patients remaining in the course of vaccination and eleven patients through the 52-week clinical endpoint.

While this trial and analysis of trial data remain ongoing, the preliminary results from this trial demonstrate that the combination therapy was well-tolerated and was able to direct the immune system against neoantigens in advanced metastatic disease. In immune analyses performed on nine patients, including patients from all three tumor types, we observed that NEO-PV-01 induced neoantigen-specific immune responses. Further, we observed evidence of immune pressure on the tumor in the form of both epitope spreading and decreased tumor cellularity in biopsies obtained following treatment. We will continue to evaluate clinical endpoints as the study matures and look to correlate mechanism of action with clinical response. As of August 31, 2018, 12 of 16 melanoma patients, seven of 11 non-small cell lung cancer patients and six of seven bladder cancer patients who had received the NEO-PV-01 vaccine as part of the NT-001 trial remain on nivolumab. We believe these observations provide emerging proof of mechanism for NEO-PV-01.
Patient Demographics
The figure below summarizes the baseline characteristics of the 34 patients who had received the full course of vaccine as of August 31, 2018. Many of these patients were enrolled with metastatic disease that has spread to one or more internal organ, as is typical for a Phase 1 clinical trial.
Safety
In the 54 patients who had received at least one vaccine dose, we had not observed any vaccine-related serious adverse events, or SAEs, as of August 31, 2018. We did observe Grade 1-2 adverse events, or AEs, which were transient and self-limited. Common AEs include injection site reactions, fatigue and influenza-like illness. The following table shows the treatment-related AEs as of August 31, 2018:
Immune and Clinical Results
In evaluating immune and clinical results in the NT-001 trial, we sought to answer the following five key questions:

1)	Does NEO-PV-01 induce peripheral immune responses?

2)	Do vaccine induced T cells infiltrate the tumor?

3)	Are the vaccine-induced T cells functional?

4)	Do vaccine-induced T cells induce tumor cell killing?

5)	Is there a correlation between immune response and clinical outcome?
The following is our analysis of the answers to these questions as of August 31, 2018:

1)	Does NEO-PV-01 induce peripheral immune responses?
We have performed immune analyses in multiple patients across all three tumor types. Through these analyses, we observed that NEO-PV-01 vaccination induced de novo immune responses to 56% of immunizing peptides. These neoantigen-specific immune responses were observed following vaccination and were rarely present following nivolumab monotherapy. In terms of T cell subtypes, 49% of epitopes generated CD4+ and 31% generated CD8+ responses.
Specificity of the vaccine-induced immune response was evaluated by testing reactivity of neoantigen-specific immune cells against both mutant and wild-type peptides. Eighty-seven percent of positive responses tested were specific to the mutant epitope and did not recognize or react to the corresponding wild-type epitope.
The figure below shows immune responses against vaccine peptides observed in patients pre-treatment, following 12 weeks of nivolumab monotherapy and after treatment with NEO-PV-01 and nivolumab. These data demonstrated that neoantigen immune responses were generated consistently after vaccination with NEO-PV-01, but were rarely seen following nivolumab monotherapy or pre-treatment.

% of Vaccine Peptides Eliciting Measurable Immune Response by ELISpot Assay
N = 253 Peptides
100
80
60
40
20
0
% of Vaccine Peptides
Melanoma (10)
NSCLC (3)
Bladder (3)
Pre-Treatment
Nivolumab
NEO-PV-01 + Nivolumab

Epitopes generating any T cell response (n = 16 patients)	56%
Epitopes generating CD4+ responses (n = 10 patients)*	49%
Epitopes generating CD8+ responses (n = 10 patients)*	31%

* Analysis ongoing for additional patients

- 100% of patients exhibit ex vivo responses via IFN-γ ELISpot
- 87% of NEO-PV-01 peptides tested are mutant-specific
- Durable immune responses seen in 4 out of 6 patients assessed at Week 52

ESMO 2018 Presentation # 1127O (Ott, et al)

The table below shows key immune metrics across neoantigen vaccine trials. Both Ott et al., reporting on the administration of NeoVax, and Sahin et al. were published in Nature in July 2017 and studied therapies with peptide and RNA vaccine modalities, respectively, in the adjuvant melanoma setting. In contrast, our NT-001 clinical trial is in the metastatic melanoma, non-small cell lung cancer and bladder cancer settings, where stimulating an immune response is generally believed to be more challenging. Despite this, as the table below shows, we are observing similar immune responses generating CD8+ and CD4+ T cells compared to both of these trials from the adjuvant setting, regardless of vaccine modality. In addition, every patient from NT-001 who we had assessed when we presented data from NT-001 in October and November 2018 had displayed immune responses measurable in direct ex vivo ELISpot assays.

NEOANTIGEN IMMUNOGENICITY IN ADJUVANT & METASTATIC SETTINGS

	Sahin et al, Nature 2017	Ott et al, Nature 2017	NT-001
Treatment setting	Adjuvant Melanoma		Metastatic Melanoma, NSCLC, Bladder
Modality	RNA	Peptides	Peptides
Epitopes generating any T cell response	60%	70%	56%
Epitopes generating CD4 responses	48%	60%	49%*
Epitopes generating CD8 responses	25%	16%	31%*
Patients with responses measurable *ex vivo* via ELISpot	46%	100%	100%

* Deconvolution was performed on 10 patients

Another key metric to assess is that of durability of the immune response. In the data we presented in October and November 2018, we reported that we had observed immune responses, as measured by ELISpot, that were durable through to Week 52 in four out of six patients assessed. This suggests that NEO-PV-01 dose and schedule can lead to durable immune responses up to six months post-vaccination.

2)	Do vaccine induced T cells infiltrate the tumor?
To test whether vaccine induced T cells infiltrate the tumor we performed TCR sequencing from peripheral and tumor samples. As shown in the figure below, mutant specific T cells for the neoantigen RICTOR, from patient M1, were single cell sequenced and the TCR sequences obtained were compared to the TCR sequences observed in the tumor biopsies. One of the three TCRs, labeled TCR3 in the figure below, that was found in the periphery was also found only in the post vaccination biopsy, indicating infiltration of the tumor with vaccine-induced T cells.

RICTOR mutant neoantigen from melanoma patient M1

- Melanoma patient with no prior therapy for metastatic disease with M1c disease
- Continues on study with stable disease for > 70 weeks

Workflow

Tumor Sample
Peripheral Sample
Tumor biopsy
Bulk CD3β Sequencing
Tetramer+ *ex vivo* sorted
Single cell RNA
Comparison of TCRβ Repertoires

TCR3 found in both periphery & tumor

RICTOR mutant (α/b)
TCR 1
TCR 2
TCR 3
1 of 3 RICTOR TCRs found in periphery also found in tumor
# of reads (normalized)
10^5
10^4
10^3
10^2
10^1
10^0
Pre-treatment
Nivo monotherapy
NEO-PV-01 + Nivo

Matching TCR against mutant RICTOR neoepitope found in analysis comparing samples from periphery and tumor

ESMO 2018 Presentation # 1127O (Ott, et al)

SITC 2018 Neon Abstract #: Oral-07

3)	Are the vaccine-induced T cells functional?
To evaluate whether vaccine-induced T cells are functional, we tested for functionality TCR3, which was found only in a study subject's post vaccination tumor biopsy. In this test, if TCR3 is functional, it would lead to the production of IL-2, a marker for T cell function, when the TCR interacted with the neoantigen peptide in the correct context. As shown in the figure below, IL-2 secretion was seen only when stimulated with the mutant neoantigen RICTOR peptide and not with either the wild-type RICTOR peptide or no peptide, demonstrating that TCR3 is functional and highly specific to the mutant form of the RICTOR peptide.

RICTOR mutant TCR from melanoma patient M1

Neoantigen-TCR in the Tumor
M1 TCR3 (Jurkat) + A375WT
M1 TCR3 (Jurkat)+ A375-B51:01
Jurkat + A375WT
IL-2 (pg/ml)
150
100
50
0
0.0
2.0
10.0
Peptide Concentration uM

TCR3 expressed in Jurkat cells is functional, expressing IL-2 in presence of neoantigen epitope

SITC 2018 Oral Presentation Hu-Lieskovan

4)	Do vaccine-induced T cells induce tumor cell killing?
In the context of vaccines, epitope spreading, which is the broadening of an immune response to new antigens that are not components of the vaccine, is a marker of tumor cell killing. As illustrated in the figure below, T cells can destroy tumors, which results in the release of neoantigens. These neoantigens can be taken up by dendritic cells, which then interface with T cells, educating them to recognize and kill cancer cells bearing these neoantigen targets. This has the potential to trigger a catalytic cycle, where further tumor destruction results in further neoantigen release, thereby educating T cells against a new set of neoantigens.
The Epitope Spread Mechanism: Catalytic Cycle
At the time we presented this data at the Society of Immunotherapy of Cancer 2018 meeting, we had evaluated 10 patients for the presence of epitope spreading. In eight of these 10 patients, we observed vaccine-induced immune responses that spread to additional neoantigen targets not included in the vaccine, suggesting vaccine-induced immune pressure on the tumor. Of note, we did not observe epitope spreading responses to these neoantigens following nivolumab monotherapy.

The two figures below show epitope spread observed in one patient in the clinical trial, referred to as Patient M1. Patient M1 is a 56 year-old female with metastatic melanoma who received NEO-PV-01 in combination with nivolumab in the NT-001 clinical trial as first-line therapy for her metastatic disease. Following an initial diagnosis of melanoma in 2006, she was evaluated for abdominal pain in 2016 and found to have a right hepatic lobe lesion confirmed to be malignant melanoma. She was enrolled in NT-001 several months later. We observed epitope spread responses to neoantigen peptides that were not included in NEO-PV-01 (i.e., non-vaccinating peptides), which we believe were generated through T cell destruction of tumor cells. Shown in the figure at the lower left is a direct ex vivo ELISpot assay, without stimulation, where groups of mutant genes were used to test for T cell reactivity as evidenced by IFNγ secretion. Of four groups of mutant genes tested, two groups proved to be reactive to this ex vivo assay. No responses were observed before treatment, nor after 12 weeks of nivolumab therapy. We did, however, observe reactivity following 12 weeks of NEO-PV-01 and nivolumab therapy. The figure at the lower right shows T cell responses against individual neoantigen peptides, two of which were potent enough to be observed in ex vivo assays, and an additional three responses were observable following five-day stimulation. Thus, in total, responses to five epitope spread peptides were detected out of a total of 15 used in the original ex vivo assay.
In the data we presented in October and November 2018, we noted that we had observed this phenomenon of epitope spread in eight of 10 patients tested. Of note, the timing of epitope spread has been consistently observable only after NEO-PV-01 vaccination, as we have not observed epitope spread in patients either pre-treatment or following 12 weeks of nivolumab monotherapy.
Example of Epitope Spreading Post-Vaccination
We observed further evidence of immune pressure and tumor cell death as evidenced by tumor cellularity changes in sequential tumor biopsies. In 12 patients evaluated when we presented data from NT-001 in October and November 2018, we analyzed serial biopsies for histologic changes in tumor cellularity, looking at biopsies performed at baseline (pre-treatment), following treatment with nivolumab and following treatment with NEO-PV-01 in combination with nivolumab. In seven of 11 evaluable patients, there was no histologic evidence of tumor observed in tumor tissue following treatment with NEO-PV-01 in combination with nivolumab, and in the 12th patient, the tumor was inaccessible for biopsy.
The table below and at left shows the percent of tumor observable via standard hematoxylin and eosin, or H&E, staining of biopsy cores, as determined by histology. The figure below and at right presents examples from a patient using H&E and S100 staining of cells. S100 is a protein found in melanocytes and dark staining indicates the presence of melanoma cells. Moving from pre-treatment to nivolumab monotherapy and then to NEO-PV-01 in combination with nivolumab, the H&E stains show progressive darkening as melanoma tumor cells die and their melanin gets taken up by surrounding cells such as macrophages. The S100 stain, a specific marker for melanoma cells, shows progressively decreased staining as the number of melanoma tumor cells become increasingly scarce over the course of therapy.

Histologic Changes in Post-Vaccine Biopsies Suggest Immune Pressure on Tumors

5)	Is there a correlation between immune response and clinical outcome?
We continue to evaluate the correlation between immune response and clinical outcome and anticipate presenting this data in the future as this clinical trial matures.
Clinical Status
The figures below present the clinical status of all 34 patients who had completed dosing of NEO-PV-01 as of August 31, 2018. This includes 16 melanoma, 11 non-small cell lung cancer and seven bladder cancer patients. Among patients who had completed NE0-PV-01 dosing as of August 31, 2018, 25 of the 34 (or 74%) patients remained on nivolumab monotherapy, including 12 of the 16 (or 75%) enrolled melanoma patients, of whom 11 of 14 (or 79%) remained on nivolumab through 52 weeks.
Radiographic responses after completion of dosing of NEO-PV-01 were assessed using RECIST 1.1. Among patients without a documented response to nivolumab monotherapy, three out of eight (or 38%) of melanoma patients and two out of eight (or 25%) of non-small cell lung cancer patients demonstrate a response following vaccination. In addition, two post-vaccine partial responses were observed in the melanoma cohort after week 36 of treatment. In addition, a single melanoma patient who demonstrated a partial response prior to receiving the NEO-PV-01 vaccine showed a complete response after receiving the vaccine.
Given that NT-001 is an ongoing single-arm Phase 1b trial, limited conclusions about the effects of NEO-PV-01 treatment alone can be made regarding patient outcomes. We will perform expanded assessments of treatment effect with expanded monitoring and we will use additional data to assess treatment duration, changes in tumor size after vaccination and expanded analyses of tumor responses observed at week 36 and beyond. We expect approximately 45 patients will complete NEO-PV-01 therapy, approximately half of whom we anticipate will be melanoma patients.

The following figure shows the measured tumor burden changes during therapy for the melanoma cohort of NT-001:

Melanoma: Tumor Burden Changes During Therapy

Per Protocol Set (n = 16)

% Change from Baseline
150
100
50
0
-50
-100
0
12
20
40
60
80
Weeks
Post-vaccination response
Observed response
On study
Continued nivo
Disease stabilization post-progression
M16
M3
M12
M11
M1
M7
M6
M15
M9
M4
M13
M10
M8
M5
M14
M2
31 August 2018

	Pre-vaccination	Post-vaccination	*Totals*
PR	50.0% (8/16)	37.5% (3/8)	68.8% (11/16)
CR	0%	6.3% (1/16)	6.3% (1/16)

Continued Nivolumab Treatment*	**75.0%** (12/16)
Discontinuation rate prior to week 52	**21.4%** (3/14)

* On study or continuing nivolumab treatment as of recent correspondence

- 37.5% of patients had prior systemic therapy for metastatic disease
- 1 out of 4 patients with post-vaccine responses had prior systemic therapy for metastatic disease with patient M9 receiving 3 lines of prior treatment

The following figure shows the measured tumor burden changes during therapy for the non-small cell lung cancer cohort of NT-001:

NSCLC: Tumor Burden Changes During Therapy

Per Protocol Set (n = 11)

Post-vaccination response
Observed response
On study
Continued nivo
% Change from Baseline
150
100
50
0
-50
-100
0
12
20
40
60
Weeks
L3
L4
L6
L11
L2
L8
L9
L1
L10
L7
L5
31 August 2018

	Pre-vaccination	Post-vaccination	*Totals*
PR	27.2% (3/11)	25.0% (2/8)	45.5% (5/11)
CR	0%	0%	0% (0/11)

Continued Nivolumab Treatment*	**63.6%** (7/11)

* On study or continuing nivolumab treatment as of recent correspondence

- 63.6% of NSCLC patients had prior systemic therapy for metastatic disease prior to enrollment
- 2 out of 2 patients with post-vaccine responses had one prior systemic therapy

The following figure shows the measured tumor burden changes during therapy for the bladder cancer cohort of NT-001:

Bladder Cancer: Tumor Burden Changes During Therapy

Per Protocol Set (n = 7)

On study
Continued nivo
100
50
0
-50
-100
% Change from Baseline
0
12
20
40
60
Weeks
B1
B2
B3
B4
B5
B6
B7
Complete regression in 2/2 target and 4/5 non-target lesions
31 August 2018

	Pre-vaccination	Post-vaccination	*Totals*
PR	28.6% (2/7)	0% (0/5)	28.6% (2/7)
CR	0%	0%	0%

Continued Nivolumab Treatment*	**85.7%** (6/7)

* On study or continuing nivolumab treatment as of recent correspondence

- 71.4% of bladder cancers had prior systemic therapy before enrollment

Summary of Key Findings from NT-001 as of August 31, 2018

•	First Data Presented: We are the first to report data from a Phase 1b trial of a personal neoantigen vaccine in combination with an anti-PD-1 in the advanced metastatic setting.

•
Safety:  In 54 patients dosed, there were no nivolumab plus vaccine-related Grade 3 or higher AEs observed through August 31, 2018. The observed recurring treatment-associated Grade 1 and 2 AEs through August 31, 2018 included injection site reactions, fatigue, and influenza-like illness.

•
Peripheral Immune Responses:  In all three tumor types, administration of NEO-PV-01, together with nivolumab, was associated with de novo immune responses to 56% of immunizing peptides. Eighty-seven percent of immunizing peptides tested were associated with T cell responses specific to the mutant epitope. Of note, 92% of responses were seen post-vaccination only.

•	Functionality of T Cells: Vaccine-induced T cells in tumor are functional, meaning that they produce cytokines that can kill the tumor cells.

•
Evidence of Tumor Cell Killing:  When we presented data as of August 31, 2018 at the Society of Immunotherapy of Cancer 2018 meeting, initial immune analysis remained ongoing. At that time, ten patients had been evaluated for epitope spread and 12 patients had been biopsied. In eight of 10 patients evaluated at that time, epitope spread was observed to other tumor-specific epitopes not contained in the vaccine, suggesting vaccine-induced immune pressure on the tumor leads to a broadening of the immune response to other relevant epitopes. In addition, in seven of the 11 patients from whom all biopsies were available, no histologic evidence of tumor was observed in post-vaccine biopsies.

•	Proof of Mechanism: We believe these findings provide emerging proof of mechanism of NEO-PV-01.

•
Clinical Status:  As of August 31, 2018, 25 of 34 (or 74%) patients who completed vaccination remained on nivolumab monotherapy. We observed five new tumor RECIST 1.1 responses, including three in melanoma and two in non-small cell lung cancer, following vaccination.

Further Development Plans for NEO-PV-01
The objective of our clinical development plan is to explore NEO-PV-01 in multiple exploratory clinical trials to enable a clear path to registration. Based on our learnings from both the NeoVax and NT-001 trials, we have designed a series of additional trials to determine the optimal patient populations, rational combinations and treatment protocols for NEO-PV-01.

NEO-PV-01: Clinical Development Strategy
NT-002: Phase 1b Clinical Trial of NEO-PV-01 in Metastatic Non-Small Cell Lung Cancer
We initiated NT-002 in the second quarter of 2018, in collaboration with Merck. This is a Phase 1b trial that will initially involve 15 patients with a possibility for expansion. In this trial, we are evaluating a combination of NEO-PV-01 with pembrolizumab (marketed as Keytruda) and chemotherapy in patients with untreated advanced or metastatic non-squamous non-small cell lung cancer. The objectives of this trial are to evaluate the safety, tolerability and preliminary efficacy of NEO-PV-01 in combination with chemotherapy and pembrolizumab in the metastatic setting. We will follow study subjects over a two-year disease monitoring period to assess efficacy at various time points, which will allow more complete assessments of progression free survival and changes in tumor responses after receiving the vaccine. As an exploratory endpoint, this trial will also assess immune responses following vaccination. We will conduct these assessments by evaluating neoantigen-specific immune responses in peripheral blood and tumor tissue, characterization of vaccine-induced cascading immune response through epitope spread and other markers of immune response.
In our NT-002 clinical trial, patients undergo an initial tumor biopsy and then begin 12 weeks of treatment with pembrolizumab and chemotherapy. Patients then receive subcutaneous vaccination with NEO-PV-01 beginning during week 12. Treatment with pembrolizumab continues throughout the trial. The regimen of pembrolizumab and chemotherapy was the subject of a plenary session at the American Association for Cancer Research (AACR) in 2018 and has demonstrated improved overall survival in patients with frontline lung cancer versus chemotherapy alone. We believe the combination of chemotherapy and pembrolizumab will enhance the activity of NEO-PV-01 in metastatic lung cancer. Specifically, the combination of chemotherapy with anti-PD-1 therapy presents the opportunity to allow more patients to be dosed with a personal vaccine prior to disease progression. In addition, there is evidence that chemotherapy may have a favorable effect on the tumor microenvironment for anti-tumor immune responses , which we believe may occur through a number of mechanisms, including reduction of suppressive cell types such as myeloid-derived suppressor cells.
NT-003: Phase 1b Clinical Trial of NEO-PV-01 in Metastatic Melanoma Combinations
We initiated NT-003 in the fourth quarter of 2018. This is a Phase 1b trial that will evaluate NEO-PV-01 and nivolumab in combination with other agents such as Apexigen’s CD40 agonist or a CTLA-4 antagonist. As part of this clinical trial, we will also evaluate alternative NEO-PV-01 dosing schedules. The primary objective for this trial is to evaluate the safety of these novel combinations and vaccine dosing schedules. The inclusion of small comparator arms, including nivolumab treatment without NEO-PV-01, will provide controls for evaluating the impact on both peripheral and intra-tumoral immune responses. We believe additional agents may increase the power of the neoantigen immune response induced by NEO-PV-01. CD40 agonists have been shown to enhance antigen presentation, resulting in improved magnitude and quality of T cell responses. Both preclinical and clinical work of one of our founders, Nobel Prize winner Jim Allison, has demonstrated that CTLA-4 antagonism enhances the priming of de novo immune responses and increases T cell infiltration into the tumor, while also impairing T regulatory cells. We believe that these provide rational combinations to further enhance the NEO-PV-01-induced neoantigen immune response and drive further clinical benefit.

NT-004: Clinical Trial in an Earlier Disease Setting
NT-004 will explore NEO-PV-01 in an earlier disease setting, building on the encouraging results from the NeoVax trial in treatment of high-risk adjuvant melanoma.
Our existing IND for NEO-PV-01 covers our ongoing NT-001, NT-002 and NT-003 clinical trials and will cover our planned NT-004 clinical trial.
NEON / ONE Personal Neoantigen T Cell Therapy Program: NEO-PTC-01
Overview
NEO-PTC-01, is a personal neoantigen T cell therapy consisting of multiple T cell populations targeting what we believe to be the most therapeutically-relevant neoantigens from each patient's tumor. NEO-PTC-01 is currently in preclinical development, and we plan to file a CTA in Europe in the second half of 2019 to evaluate NEO-PTC-01 in the solid tumor setting in patients that are refractory to checkpoint inhibitors.
NEO-PTC-01 leverages our neoantigen platform, including RECON and our personal peptide manufacturing capabilities, to individually select and manufacture a set of neoantigen-targeting peptides for each patient. We then leverage these custom-manufactured peptides in our proprietary ex vivo co-culture process, NEO-STIM, to prime, activate and expand autologous neoantigen-specific T cells specific for each patient's personal set of neoantigens. We believe that this approach will allow us to specifically target each patient's individual tumor with T cells that can drive a robust and persistent anti-tumor response. The graphic below outlines the process that we will employ for NEO-PTC-01.
Product Development Rationale
We believe that NEO-PTC-01 has the potential to unlock the potency of cell-based therapies in solid tumors. This stands in contrast to approved T cell therapies that have been limited to hematological cancers to date.
Adoptive T cell therapies, particularly chimeric antigen receptor T cells, or CAR-Ts, have demonstrated potent efficacy in the treatment of certain hematological cancers. These therapies use genetically-engineered constructs inserted into T cells that allows for the recognition and killing of cancer cells expressing certain cell surface targets, such as the B-lymphocyte antigens CD19 and BCMA. However, CAR-T approaches are currently restricted to single targets and treatment with CAR-T therapies has been observed to come with a significant toxicity profile.
Steven Rosenberg and his colleagues at the National Cancer Institute have demonstrated the potential of neoantigen-specific T cell therapies in the case studies of two patients enrolled in an ongoing Phase 2 clinical trial that characterized tumor infiltrating lymphocytes. A case study published in Science in May 2014 discusses the results of treatment of one female patient with metastatic cholangiocarcinoma with expanded autologous tumor T cells specific towards a mutation in the gene Erbb2IP. In this case, a cell therapy was prepared containing a 95% pure population of CD4+ T cells targeting this specific Erbb2IP mutation. Treatment with this therapy was associated with tumor regression two months later, with a maximum tumor size reduction of 30% observed at seven months post-treatment and disease stabilization for 13 months. A case study published in The New England Journal of Medicine in December 2016 discusses the results of treatment of one female patient with colorectal cancer with CD8+ T cells targeting the G12D point mutation in the KRAS oncogene. Treatment with this T cell population was associated with tumor regression 40 days later and disease control for nine months. In the case of this patient, the T cell therapy had no reported adverse effects and the patient was discharged from the hospital two weeks following therapy.

We believe that NEO-PTC-01’s T cell therapy approach has several key advantages that overcome the challenges of other cell therapy approaches, including:

•
T cell induction and amplification outside of the body:  Using NEO-STIM, we can directly prime, activate and expand neoantigen-targeting T cells ex vivo. We believe that by performing these processes outside the body, we can avoid potential immunosuppression or inhibitory mechanisms in patients and optimize the phenotype and functionality of the neoantigen-targeting T cells.

•
Generating multiple memory and de novo neoantigen responses:  We aim to both expand existing memory T cell responses and prime de novo T cell responses from the naïve compartment that have not previously been observed in the patient. By expanding memory responses, we aim to increase the magnitude of pre-existing immune responses against neoantigens. By priming de novo responses, we believe we can educate the immune system to recognize a broader set of neoantigen targets, thereby strengthening the immune response.

•
Broad utility across tumor types, including solid tumors:  Neoantigens are present across both solid and hematological tumor types. As a result, we believe that neoantigen targets will provide the tumor specificity required to develop safe, effective and durable T cell therapies for the treatment of solid tumors.

•
Potential impact in tumors with lower mutational burden:  In tumors with lower mutational burden where checkpoint inhibitors are less likely to be efficacious, we believe it may be possible to treat these patients through expanded populations of functional T cells specific for the most therapeutically-relevant neoantigens.

Preclinical Development
We are developing NEO-PTC-01 in collaboration with the Netherlands Cancer Institute, which is an academic research and treatment center with leading expertise in T cell biology and treatments. We presented preclinical data relating to NEO-PTC-01 at the Society of Immunotherapy of Cancer 2018 meeting, highlighting the proof of feasibility of our NEO-STIM induction protocol. Through this data, we demonstrated, reproducibly across multiple patient samples, the ability to generate multiple CD8+ and CD4+ T cell populations in each patient sample from the memory and naïve compartment. These T cells were highly functional and were specific for mutant neoantigens. In addition, these cells were capable of in vitro cell killing.
Our NEO-STIM induction protocol generates a polyclonal population of T cells. Once generated, we deeply characterize this cell product to understand the specificity and functionality of the induced cells. Data analyzed from a melanoma patient shows that NEO-STIM can induce CD8+ T cell responses towards patient-specific neoantigens in autologous patient peripheral blood mononuclear cells, or PBMCs. Specifically, in this patient, as the charts below and to the left illustrate, a pre-existing memory response was expanded 16-fold, from 4.5% of CD8+ T cells to 72.1% of CD8+ T cells being specific for the selected neoantigen. Additionally, as the charts below and to the right illustrate, we induced two CD8+ T cell responses from the naïve compartment, generating 6.5% and 13.4% of CD8+ T cells, respectively. Finally, in this patient, we induced three neoantigen specific CD4+ T cell responses as well.
Since the infusion of polyfunctional T cells has been associated with better efficacy in vivo and long-term persistence (Appay et al., Nature Medicine, 2008), we characterized the induced CD8+ and CD4+ T cells in more detail for their functionality. As demonstrated in the charts below, upon re-challenge with mutant peptide loaded dendritic cells, neoantigen-specific T cells exhibited one, two and/or three of the following functions: IFNγ, TNFα or CD107a.

Data from a single melanoma patient sample

NEO-STIM induced T cells demonstrate cytokine release (IFNγ and TNFα) and degranulation (CD107a) upon activation

Control
Neoantigen-activated
CD8+ memory response
7.2%
16.9%
CD8+ de novo response
6.9%
65.5%
CD4+ de novo response
13.1%
34.5%

- 3 markers: *IFNγ + TNFα + CD107a*
- 2 markers observed
- 1 marker observed
- No activation markers

Finally, we set out to study the ability of the induced CD8+ T cells to kill tumor targets that process and present the neoantigen of interest. A375 tumor cell lines were stably transduced with the HLA restriction element, as well as the neoantigen of interest. Subsequently and as demonstrated in the charts below, we performed a 6-hour co-culture with the induced T cells. We determined that the neoantigen specific CD8+ T cells upregulated CD107a and the tumor targets expressed active caspase 3 (an early apoptotic marker) upon co-culture.

Data from a single melanoma patient sample, CD8$^+$ memory response

Cytotoxic Marker CD107a on
Induced Neoantigen T Cells
p<0.0001
%CD8+CD107a+
15
10
5
0
Control
Neoantigen-transduced
Wild-type transduced
Target tumor cell line

Upregulation of Active Caspase-3 on
Target Tumor Cells
p<0.0001
%Live+Cas3+
40
30
20
10
0
Control
Neoantigen-transduced
Wild-type transduced
Target tumor cell line

In summary, our development activities confirm that the patient-specific neoantigens that were predicted through our RECON bioinformatics engine are immunogenic based on the induction of multiple neoantigen-specific CD8+ and CD4+ T cell responses. Further, the presence at the end of the NEO-STIM process of multiple enriched neoantigen-specific T cell populations (both memory and de novo) demonstrates our potential to generate new T cell responses and, as a result, cancer immunotherapies that may be effective to treat cancer patients.
Clinical Development Plan
We are focusing the initial clinical development of NEO-PTC-01 in solid tumors where we believe we can generate de novo neoantigen T cell populations ex vivo. We plan to file a CTA in Europe in the second half of 2019 to evaluate NEO-PTC-01 in the solid tumor setting in patients that are refractory to checkpoint inhibitors. The primary objectives of this trial will be to evaluate the safety and feasibility of administering NEO-PTC-01 to patients. Additional objectives will be to evaluate immunogenicity and clinical efficacy.
Based on the data from this first exploratory trial, we will decide how to best proceed with further clinical development of NEO-PTC-01, including expanding to other tumor types and potential development in the United States.
NEON / SELECT Approach
Overview
NEON / SELECT is our precision medicine approach to neoantigen-targeted therapy. While most neoantigen targets are specific to an individual patient's tumor, there are prevalent neoantigens that are shared across subsets of patients or tumor types, known as shared neoantigens. Using NEON / SELECT, we intend to develop multiple therapies directed towards these shared neoantigen targets using several therapeutic modalities, including both vaccines and T cell therapies. We believe that our NEON / SELECT approach could be complementary to our NEON / ONE personal therapies by providing readily available therapies that can be used in patients identified as having the relevant shared genetic mutation.
NEON / SELECT Process
Our NEON / SELECT targets were identified using our bioinformatics capabilities, including RECON, to interrogate large genomic databases to discover a set of proprietary shared neoantigen targets across certain patient populations within major tumor types. This discovery work began under the direction of our founder, Nir Hacohen, at the Broad and continues today at Neon.
We are currently completing a comprehensive validation of our prevalent shared neoantigen targets using the following assessments:

•
Biochemical measurements leveraging mass spectrometry approaches enable us to rapidly evaluate whether shared mutations are processed and presented on common HLAs as targetable shared neoantigens. These approaches allow us to de-risk targets early in the validation process.

•
Immunological experiments evaluate whether our shared neoantigen targets are immunogenic. We use our proprietary NEO-STIM induction process to generate neoantigen-specific T cells from which we can also isolate and sequence neoantigen-specific TCRs specific to these shared neoantigens.

•	Functional biological assays demonstrate the ability of these neoantigen-specific T cells or neoantigen-specific TCRs to recognize and kill cancer cells expressing the relevant shared neoantigens.
We have completed the validation of our first targets and plan to develop multiple NEON / SELECT vaccine product candidates targeting different shared neoantigens. In addition, we continue to make significant progress with respect to our precision T cell approach and have assembled libraries of high-quality T-cell receptors, TCRs, against various shared neoantigens across common HLAs. We plan to explore the potential development of our neoantigen-specific TCRs into multiple TCR-based T cell therapies, potentially in collaboration with external partners who would provide complementary technical capabilities.
NEO-SV-01: Breast Neoantigen Vaccine
Our first NEON / SELECT product candidate is NEO-SV-01, an off-the-shelf peptide vaccine targeting a prevalent mutation in a subset of ER+ breast cancer. The target mutation for NEO-SV-01 occurs in approximately 5 to 10% of ER+ breast cancer. We believe NEO-SV-01 has the potential to be used across disease stages in combination with hormonal, chemotherapy or targeted therapies. We have completed target validation and are currently performing preclinical product development work to support an IND submission in the first half of 2019.
In our preclinical validation work, we discovered and validated multiple neoantigen targets derived from this mutation. We have demonstrated that these neoantigen targets can both bind to multiple MHC molecule types, be processed and presented on the cell surface and can robustly induce both CD8+ T cell and CD4+ T cell responses in vitro. Furthermore, these induced neoantigen-specific T cells can recognize cells expressing our target mutation and demonstrate cytotoxic functionality.
The chart below and on the left shows the result of a flow cytometry assay. Following the NEO-STIM process using peptides specific for our target breast cancer mutation in healthy donors, CD8+ T cells showed positive specificity to peptides on three common HLAs. The chart below and in the middle shows the result of a biological assay in which the CD8+ T cells specific for the breast neoantigen on HLA 1 were tested for ability to recognize the cognate endogenously processed and presented epitope on a target cell line. The CD8+ T cells show positive functionality by secretion of IFNγ, a cytokine indicating general T cell activity, and CD107a, a marker for the cytotoxic capability of the T cells. The target tumor cells showed upregulation of active caspase 3, an early marker of cell death. The charts below and on the right show CD4+ T cells induced using the NEO-STIM process, where de novo T cell populations were induced, secreting TNFa and IFNγ upon stimulation of neoantigen peptide.
CD8+ and CD4+ Induction of Breast Neoantigen Specific T cells & Functionality

CD8+ T cell immunogenicity across multiple HLA alleles
Induced CD8+ T cells are functional & cytotoxic
CD4+ T cell immunogenicity and functionality
HLA 1
HLA 2
HLA 3
Comp-APC-A
Comp-BUV 396-A
Comp-DAPI-A :: multimer
Comp-PE-A :: multimer
Comp-BV650-A
Comp-BV421-A
Mutation-positive cell line
Mutation-negative cell line
IFNg (pg/ml)
Induction 1
Induction 2
Antigen-specific induction of IFNγ
% CD107a+/CD8+
Induction of CD107a cytotoxic marker
Target cells Live aCas3+ (%)
***
Upregulation of active caspase 3 on target cells
No peptide
0.22
0.017
99.7
0.068
+ peptide
0.84
1.96
69.0
28.3
TNFα
IFNγ
Antigen-specific induction of IFNγ and TNFα

Based on this data, we have designed a proprietary set of peptides around our validated target neoantigens that we believe we have optimized to maximize potential CD8+ and CD4+ immunogenicity in patients. We plan to administer these peptides to patients as a multivalent vaccine in conjunction with poly-ICLC, an adjuvant that helps to augment the immune response to the neoantigen peptides.
Manufacturing
We have deliberately chosen synthetic peptides as a modality for our NEO-PV-01 personal neoantigen vaccine and our NEO-SV-01 shared neoantigen vaccine. Synthetic peptides have several manufacturing advantages, including the use of predictable chemistry; availability of programmable, automated peptide synthesizers; scalability of manufacturing; and a rapid turnaround time. Synthetic peptides also do not require special biohazard safety procedures and do not require handling of live biological vectors such as viruses or bacteria. In addition, synthetic peptides do not require the use of delivery technologies such as liposomal particles, which increase manufacturing complexity. We have invested in manufacturing capabilities to supply current Good Manufacturing Practice, or cGMP, product for our clinical programs.

Our in-house peptide chemistry and process development capabilities have allowed us to establish robust manufacturing methods. We have made significant advances in our manufacturing methods since the NeoVax clinical trial, in which DFCI's average manufacturing time for NeoVax from receipt of biopsy for sequencing to cGMP release was 16 weeks. After the implementation of numerous process improvements, we have demonstrated that we can achieve a turnaround time from receipt of biopsy to cGMP release of eight weeks with our current supply chain for NEO-PV-01 and we plan to drive additional process improvements which we expect will further compress our turnaround time as we progress towards commercialization.
Currently, we outsource our manufacturing to a third party, where we own and control proprietary methods and intellectual property regarding peptide manufacturing. As our development programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products. We will be focusing on more efficient and scalable manufacturing, which we believe will lead to a commercially attractive cost of goods when operating at commercial scale.
We receive material from our contract manufacturing organizations, or CMOs, for preclinical testing. We receive clinical supply material manufactured in compliance with cGMP, and we conduct audits before and during the trial, in cooperation with a CMO, to ensure compliance with the mutually agreed process descriptions and cGMP regulations.
Our use of single-source suppliers of raw materials, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. As a result, we continually evaluate our supplier relationships.
Competition
The biotechnology and pharmaceutical industries, and the immunotherapy subsector in particular, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our product candidates, discovery programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.
Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.
Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. In addition to fully-integrated biopharmaceutical companies and immunotherapy-focused oncology companies, we directly compete with a number of neoantigen vaccine companies, including Aduro Biotech, Inc., Advaxis, Inc., Agenus Inc., BioNTech AG, Genocea Biosciences, Inc., Gritstone Oncology Inc., ISA Pharmaceuticals, B.V., Moderna Therapeutics, Inc., Vaccibody AS and ZIOPHARM Oncology, Inc. In addition we directly compete with a number of neoantigen T cell companies, including Achilles Therapeutics Limited, Adaptimmune Therapeutics plc, Adicet Bio, Inc., AgenTus Therapeutics, Inc., BioNTech AG, bluebird bio, Inc., Celgene Corporation, Gilead Sciences, Inc., Gritstone Oncology, Inc., Immatics Biotechnologies GmbH, IMV Inc., Iovance Biotherapeutics, Inc., Lion TCR Pte. Ltd., Medigene AG, Nouscom AG, PACT Pharma, Inc., Regeneron Pharmaceuticals, Inc., Zelluna Immunotherapy AS and ZIOPHARM Oncology, Inc. Smaller or early-stage companies, including immunotherapy-focused and neoantigen-focused therapeutics companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our intellectual property rights, we rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, new targets and applications, and other inventions that are important to our business. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, methods of making and methods of use, including combination therapies.

As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through claims covering additional methods of use and biomarkers and complementary diagnostic and/or companion diagnostic related claims.
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of December 31, 2018, our patent portfolio included at least one issued U.S. patent with claims directed to methods of preparing therapeutic compositions, at least 30 pending U.S. provisional or non-provisional patent applications, at least 11 foreign patents with claims directed to methods of preparing therapeutic compositions and compositions of matter, and at least 134 pending foreign patent applications, which patents and patent applications we owned or exclusively licensed. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of our product candidates and research programs, including claims related to compositions of matter, methods of use, drug product formulations, combination therapies, methods of manufacture, manufacturing precursors and methods of identifying active compounds. These owned patent applications, if issued, are expected to expire between 2037 and 2039, and these in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2031 through 2039, in each case without taking into account any possible patent term adjustments or extensions.
Within our patent portfolio, as of December 31, 2018, we had an exclusive license from the DFCI , the Broad, and The General Hospital Corporation d/b/a Massachusetts General Hospital, or MGH, pursuant to our amended license agreement with the Broad, or the Broad Agreement, to at least one issued U.S. patent, at least eight pending U.S. provisional or non-provisional patent applications, at least 11 foreign patents, and at least 69 pending foreign patent applications that include claims directed to NEO-PV-01, such as compositions of matter, combination therapies, formulations, manufacturing processes, manufacturing precursors or uses thereof. These in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2031 through 2037, without taking into account any possible patent term adjustment or extensions.
Within our patent portfolio, as of December 31, 2018, we had exclusive licenses pursuant to the Broad Agreement and others to at least three pending U.S. provisional or U.S. non-provisional patent applications, at least eight foreign patents, and at least four pending foreign patent applications that include claims directed to NEO-PTC-01, such as compositions of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. These in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2031 through 2039, in each case without taking into account any possible patent term adjustment or extensions.
Within our patent portfolio, as of December 31, 2018, we owned at least six pending U.S. provisional or U.S. non-provisional patent applications and at least 33 pending foreign patent application, and had an exclusive license pursuant to the Broad Agreement, to at least one pending U.S. non-provisional patent application and at least 28 pending foreign patent applications that include claims directed to NEON / SELECT (including our NEO-SV-01 product candidate), such as compositions of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. These owned patent applications, if issued, are expected to expire between 2037 and 2039, and these in-licensed patents and patent applications, if issued, are expected to expire in 2036, in each case without taking into account any possible patent term adjustment or extensions.
We also have agreements with Stichting Sanquin Bloedvoorziening, the Netherlands Cancer Institute, Oncovir and other third parties under which we have rights to certain intellectual property, such as patents or patent applications.
We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties now or in the future, may be challenged, circumvented or invalidated by third parties.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug or biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug or biologic is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug or biologic may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic. In the future, if our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including FDA in the United States, will agree with our assessment of whether these extensions should be granted, and if granted, the length of these extensions.
In addition to our reliance on patent protection for our inventions, product candidates and research programs, we also rely on trade secret protection for our confidential and proprietary information. For example, significant elements of our products, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms and related processes and software, are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived of by the individual that are related to our current or planned business or research and development or are made during normal working hours on our premises or using our equipment or proprietary information are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations and our advice for best practices in protecting our trade secrets.
License Agreement with the Broad Institute, Inc.
On November 13, 2015, we entered into the Broad Agreement with the Broad and, in January and November 2018, we entered into amendments to the Broad Agreement. Under the Broad Agreement, we have been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by the Broad, DFCI and MGH to develop and commercialize any diagnostic, prognostic, preventative or therapeutic product for humans, including any neoantigen vaccine product. In particular, we have been granted both exclusive and non-exclusive licenses to a patent portfolio comprised of 12 patent families, including certain granted patents and pending patent applications in the United States and foreign jurisdictions.
Pursuant to the terms of the Broad Agreement, we have also been granted (i) a non-exclusive license under each institution's respective interest in certain of its patent rights to exploit the licensed products in the field in the territory during the term of the license and (ii) a non-exclusive license under each institution's licensed know-how, to exploit any diagnostic, prognostic, preventative or therapeutic product in the field in the territory during the term of the license. We are also entitled to sublicense the rights granted to us under the Broad Agreement. In connection with the Broad Agreement, we have also entered into a non-exclusive software license with the Broad under which we license certain object and source codes for several software programs.
These licenses and rights are subject to certain limitations and retained rights, including field restrictions.
As consideration for the license, we paid the Broad a non-refundable license fee of $75,000. As additional consideration for the license, we must pay the Broad immaterial annual license maintenance fees and up to $12.6 million in developmental milestone payments and could be obligated to make up to $97.5 million in payments upon the achievement of specified sales milestones. We are also required to pay tiered royalties of low to mid single-digit percentages on net sales of products covered by the license, as well as between 10% to 30% of any consideration received by us from a sublicensee in consideration for a sublicense, which percentage is based on certain events set forth in the Broad Agreement. As partial consideration for the license, we reimbursed the Broad for $0.6 million of past patent expenses and issued 60,000 shares of our restricted common stock to each of the Broad, DFCI and MGH. We also agreed to reimburse the Broad for future patent expenses related to the in-licensed patents and patent applications. No development or commercial milestones have been achieved to date under the Broad Agreement. The royalty term will terminate on the later of (i) the expiration date of the last valid claim within the licensed patent rights and (ii) the 10th anniversary date of the first commercial sale of a product incorporating the licensed patent rights.
Either we, or the institutions party thereto, may terminate the Broad Agreement if the other party commits a material breach of the agreement and fails to cure that breach within 105 days (or 45 days in the case of our failure to make any payment or in the case of our breach of our diligence obligations) after written notice is provided, or, in the case of the Broad, upon our bankruptcy, insolvency, dissolution or winding up, or upon us bringing patent challenges relating to any patent families. In addition, we may terminate the Broad Agreement for convenience as it relates to certain patent families upon up to 120 days' prior written notice to the Broad. Upon expiration of the Broad Agreement, we will have a worldwide, perpetual, irrevocable, sublicensable license to the intellectual property previously covered by the Broad Agreement.

Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as NEO-PV-01, NEO-PTC-01, NEO-SV-01 and any of our future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
U.S. Biological Product Development
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA's refusal to approve pending applications, withdrawal of an approval or license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
NEO-PV-01, NEO-PTC-01 and any future product candidates must be approved by the FDA through a Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

•	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	Approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;

•
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	Submission to the FDA of a BLA;

•	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;

•
Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic's identity, strength, quality and purity;

•	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and

•	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States.
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for NEO-PV-01, NEO-PTC-01 and any future product candidates will be granted on a timely basis, or at all.
Preclinical Studies and IND
Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.
An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In that case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, which may overlap.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•
Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. During Phase 2 clinical trials, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

FDA Review Process
Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency for the biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product's use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accept a BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.
Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers those recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if an applicant submits the requested data and information, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than an applicant does.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.
Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor's product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.
Expedited Development and Review Programs
The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting. In addition to other benefits, such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track drug’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of each portion of the BLA and the applicant pays the applicable user fee. However, the FDA's time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.
A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require those post-marketing restrictions that it deems necessary to assure safe use of the product.
Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.
Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.
Pediatric Information
Under the Pediatric Research Equity Act, or PREA, as amended, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.
Post-marketing Requirements
Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as "off-label use") and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote off-label uses. Prescription biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.
The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS and the FDA will not approve the BLA without an approved REMS. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS, or the conduct of post-marketing studies to assess a newly discovered safety issue.
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.
Other Regulatory Matters
Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.
Other Healthcare Laws
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•
The Anti-Kickback Statute, or AKS, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

•
The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have "caused" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims that include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

•
The federal anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

•
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, for certain payments and "transfers of value" provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

•
Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions.

Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company's attention from its business.
Current and Future Healthcare Reform Legislation
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
The ACA, for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies' share of sales to federal health care programs. With the President Trump administration and current Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA, which may impact reimbursement for drugs and biologics. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills, and may do so again this year, designed to repeal or repeal and replace portions of the ACA, or replace it with a Medicare-for All style federally funded insurance plan.
While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." Congress may consider other legislation to repeal and replace elements of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027, unless additional Congressional action is taken.

•
The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•
The Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

•
On January 31, 2018, the Department of Health and Human Services, or HHS, and the HHS Office of Inspector General, or the OIG, proposed an amendment to one of the existing anti-kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers, or PBMs, in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from anti-kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.
Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a "Blueprint", or plan, to reduce the cost of drugs. The current administrations' Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Packaging and Distribution in the United States
If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
Other U.S. Environmental, Health and Safety Laws and Regulations
We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.
U.S. Patent-Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of NEO-PV-01, NEO-PTC-01 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.
An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCI Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.
A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. "First licensure" typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.
Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued "Written Request" for such a trial.
European Union Drug Development
In the European Union, or EU, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.
Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics

Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and ECs of the Member State where they occurred.
The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical.
European Union Drug Marketing
Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
European Union Drug Review and Approval
In the European Economic Area, or EEA, which is comprised of the 28 Member States of the EU (and Norway), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or that are in the interest of public health in the EU.

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under these procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
European Union New Chemical Entity Exclusivity
In the EU, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator's data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator's data may be referenced, but not approved for two years. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications that, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.
European Union Orphan Designation and Exclusivity
In the EU, the EMA's Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).
In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
European Data Collection
The collection and use of personal health data in the European Union are governed by the provisions of the Data Protection Directive, and, as of May 2018, the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, including in respect of clinical trials, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
Rest of the World Regulation
For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Additional Laws and Regulations Governing International Operations
If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, we will need to dedicate additional resources to complying with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.
The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The U.S. Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA's accounting provisions.
Reimbursement
Sales of our products will depend, in part, on the extent to which our products, if approved, will be covered by third-party payors, such as government health programs, commercial insurers and managed healthcare organizations, as well as the level of reimbursement such that those third-party payors provide for our products. Patients and providers are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products in which our products are used. In the United States, no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor's determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products candidates, if approved, will be made on a payor-by-payor basis. As a result, the coverage determination process may be a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new method by which rebates owed by are calculated for drugs that are inhaled, infused, instilled, implanted or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. However, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change under the 340B program. The 340B program imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. It is unclear how this decision could affect covered hospitals who might purchase our products in the future, and affect the rates we may charge such facilities for our approved products.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and, generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.
Employees
As of December 31, 2018, we had 102 full-time employees, 41 of whom have Ph.D. or M.D. degrees and 86 of whom are engaged in research and development activities. As of December 31, 2018, we had no part-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Corporate History and Trademarks
We were incorporated under the laws of the State of Delaware in October 2013 under our previous name, Onco3, Inc. Our executive offices are located at 40 Erie Street, Suite 110, Cambridge, MA 02139, and our telephone number is (617) 337-4701. Our website address is www.neontherapeutics.com. We do not incorporate the information on or accessible through our website into this prospectus, and you should not consider any information on, or that can be accessed through, our website as part of this prospectus.
We view our operations and measure our business as one reportable segment. All of the Company's tangible assets are held in the United States. Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.
We are the owner of the NEON THERAPEUTICS, RECON, and NEO-STIM trademarks, as well as certain other trademarks, including design versions of some of these trademarks.  The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights.  Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.neontherapeutics.com as soon as reasonably practicable after they are filed with or furnished to the SEC. These reports are also available at the SEC’s Internet website at www.sec.gov.
A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.neontherapeutics.com, under the heading “Investors.”

Item 1A. Risk Factors
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
Risks Related to Our Business, Technology and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in October 2013. For each of the years ended December 31, 2018, 2017 and 2016, we reported net losses of $76.9 million, $47.5 million and $27.4 million, respectively. As of December 31, 2018, we had an accumulated deficit of $173.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•	advance NEO-PV-01 into later-stage clinical development;

•	advance our development programs into and through preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	hire additional clinical, quality assurance and scientific personnel;

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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of December 31, 2018, we had approximately $$103.3 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into at least the second quarter of 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
We believe we have sufficient capital to fund our operations into at least the second quarter of 2020. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
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
The manufacturing process used to produce our product candidates is complex and novel and has not been validated for clinical or commercial production. For example, for NEO-PV-01, we custom design and manufacture up to 20 individually selected peptides with a proprietary formulation to construct a unique vaccine for each patient. Similarly, for NEO-PTC-01, we will harvest T cells from a patient and activate and expand these T cells ex vivo and ultimately infuse the T cells back into the patient’s body. As a result of these complexities, the cost to manufacture our product candidates is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and is more difficult to reproduce.
Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of a patient’s tumor and blood or other samples, shipping that material to analytical laboratories, and shipping the final product back to the location using cold chain distribution where it will be administered to the patient, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product delays, product recalls, product liability claims and other supply disruptions. If for any reason we lose a patient’s starting material or one of our custom manufactured products at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could result in our inability to produce or ship product. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process and back to the patient. Maintaining this type of chain of identity is difficult and complex and the failure to do so could result in adverse patient outcomes, loss of product, or regulatory action, including withdrawal of any approved products from the market. Further, as product candidates are developed through preclinical to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered in an effort to optimize processes and results. If we make these types of changes, we may not achieve our intended objectives and any of these changes could cause our product candidates to perform differently than we expect, potentially affecting the results of clinical trials.
Although we continue to optimize our manufacturing process, doing so is a difficult and uncertain task and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. If we are unable to adequately validate or scale-up the manufacturing process with our current manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be a lengthy process. We ultimately may not be successful in transferring our production system or the manufacturer on whom we rely may not have the necessary capabilities to complete the implementation and development process. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate an agreement for commercial supply with that contract manufacturer and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are approved and commercialized.
The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval processes and we will need to contract with manufacturers who we believe can meet applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our contract manufacturing organizations, or CMOs, are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize our products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications and under required good manufacturing practices acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.
Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements and an inability to do so could have a material adverse effect on our business, financial condition, prospects and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change and we could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.
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
Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our lead product candidate, NEO-PV-01, as well as NEO-PTC-01, NEO-SV-01 and our other preclinical programs. NEO-PV-01 is currently being investigated in three Phase 1b clinical trials, and we plan to initiate one additional exploratory clinical trial evaluating NEO-PV-01. In addition, we are currently conducting additional research and development to optimize the manufacturing process for NEO-PTC-01 and NEO-SV-01 and to determine the other indications that we will be targeting with our NEON / SELECT approach. In particular, given that NEO-PV-01 is our first clinical program, we may be exposed to additional risks related to trial execution, difficulties with patient enrollment, trial design and establishing trial protocols. Meanwhile, NEO-PTC-01 involves the activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated. Finally, the success of our NEON / SELECT program (including NEO-SV-01) depends on our ability to validate high priority shared neoantigen targets and to develop neoantigen-targeted therapies for these shared targets that are therapeutically-relevant across subsets of patients or tumor types. We may, however, be unable to achieve either or both of these goals.
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
The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may vary significantly from one therapy to the next and may be difficult to predict.
Even if we are successful in getting market approval for our product candidates, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. In order to qualify for reimbursement, third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate coverage and reimbursement levels for any of our products once approved, market acceptance and commercial success would be reduced.
In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices, or cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates post-approval could have a material adverse effect on our business, financial condition, prospects and results of operations.
Clinical development is a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure and potent or effective in humans. Clinical testing is expensive and can take many years to complete and the outcome of any clinical trial is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful and a clinical trial can fail at any stage of testing. The outcome of nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. For example, our ongoing Phase 1b clinical trials of NEO-PV-01 are open-label, but we expect later-stage clinical trials of NEO-PV-01 will require placebo comparison or comparison with an active comparator. Differences in trial design between early stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a Marketing Authorization

Application, or MAA, to the EMA, and similar marketing applications to comparable foreign regulatory authorities for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.
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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the relevant Data Safety Monitoring Board, or DSMB. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities that results in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that could cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
With the exception of NEO-PV-01, all of our other product candidates are still in the preclinical discovery stage and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug applications, or INDs, in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcomes of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcomes of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
Our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when those trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.
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
Neoantigen-targeted therapies remain novel and unproven technologies, with no neoantigen-targeted therapy approved to date in the U.S. or EU. Neoantigen vaccines, neoantigen T cell therapies or any other modality that we seek to use may not gain the acceptance of the public or the medical community. For example, earlier cancer vaccines attempted to direct the immune system against a class of molecules found predominantly, but not exclusively, at the tumor site. Since the targets of these cancer vaccines were are also found on normal cells, they were regarded as ‘self’, which caused the immune system to prohibit destruction of the cancerous cells. As a result, these cancer vaccines did not generate potent immune responses. Our neoantigen vaccines may be perceived to face the same challenges as the earlier cancer vaccines, which could limit our ability to enroll patients in our clinical trials or if approved, negatively impact our vaccines’ market acceptance. Further, with respect to our NEO-PTC-01 program, the use of T cells as a potential cancer treatment is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.
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
NEO-PV-01 includes a development-stage vaccine adjuvant, poly-ICLC. It is difficult for us to predict how our use of poly-ICLC will be viewed by the FDA or other regulatory agencies as we attempt to demonstrate the safety of NEO-PV-01.
We use an adjuvant, poly-ICLC, with our NEO-PV-01 vaccine product candidate, which makes it difficult to predict how the FDA and applicable other regulatory agencies will evaluate the safety of NEO-PV-01. Adjuvants are compounds that are added to vaccines to enhance the activation of and improve the immune response and efficacy of vaccines. Any vaccine, because of the presence of an adjuvant, may have side effects that may pose too great a safety risk to warrant approval of the vaccine. Development-stage vaccine adjuvants, such as poly-ICLC, may pose an increased safety risk to patients. Poly-ICLC has been used as an adjuvant in other investigational vaccine trials but has never been approved by the FDA for commercial use. The existence of additional trials using this adjuvant may provide support for approval of our product candidates, however, negative safety or efficacy results from other trials using poly-ICLC could similarly jeopardize the continued development of our product candidates that use poly-ICLC as an adjuvant.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, as well as environmental damage that could result in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these types of materials generally comply with the standards prescribed by applicable laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these types of materials. In the event of any contamination or injury, we may be held liable for any resulting damages in an amount that could potentially exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of changes to applicable laws and regulations and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage or workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.
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
We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. We could face product liability claims that may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In addition, we could face claims asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims or state consumer protection claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even the successful defense against a claim of this nature would require significant financial and management resources. Regardless of the merits or eventual outcome, claims of liability of this nature may result in:

•	our inability to bring a product candidate to the market or commercialize any product candidate;

•	decreased demand for our products;

•	injury to our reputation;

•	withdrawal of clinical trial participants and inability to continue clinical trials;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the withdrawal of IRB approval for the conduct of clinical trials using our product candidates; and

•	a decline in our share price.
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, that indemnification may not be available or adequate should any claim arise. Although we currently carry $10.0 million in clinical trial insurance, that amount of insurance coverage may not be adequate and, in the future, we may be unable to maintain this insurance coverage or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies also have various exclusions and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay those amounts.
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
We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
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
We anticipate competing with the largest pharmaceutical companies in the world, many of which are all currently conducting research in neoantigen based therapies and all of which have greater financial and human resources than we currently have. In addition to these fully-integrated biopharmaceutical companies, we will also face competition from other immunotherapy-focused oncology companies. Further, we directly compete with a number of neoantigen therapeutics-focused companies, some of whom are developing vaccines, while others are developing T cell therapies and/or T cell receptor-based therapies. These competitors include Aduro Biotech, Inc., Achilles Therapeutics Limited, Adaptimmune Therapeutics plc, Adicet Bio, Inc., Advaxis, Inc., Agenus Inc., AgenTus Therapeutics, Inc., BioNTech AG, bluebird bio, Inc., Celgene Corporation, Genocea Biosciences, Inc., Gilead Sciences, Inc., Gritstone Oncology, Inc., Immatics Biotechnologies GmbH, IMV Inc., Iovance Biotherapeutics, Inc., ISA Pharmaceuticals, B.V., Lion TCR Pte. Ltd., Medigene AG, Moderna, Inc., Nouscom AG, PACT Pharma, Inc., Regeneron Pharmaceuticals, Inc., Vaccibody AS, Zelluna Immunotherapy AS and ZIOPHARM Oncology, Inc.
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
We rely on unpatented know-how, inventions and other proprietary information to strengthen our competitive position. We consider know-how to be our primary intellectual property with respect to our RECON (Real-time Epitope Computation for Oncology) bioinformatics engine. The algorithms comprising RECON require accurate input data to enable the algorithms to detect patterns. Our clinical trials allow us to collect clinical data together with myriad samples of blood and tumor tissue, which we use as a feedback loop to make improvements to RECON. However, know-how can be difficult to protect. In particular, we anticipate that, with respect to this platform, this know-how may over time be disseminated within the industry through independent development, the publication of journal articles describing the method and the movement of skilled personnel.
We cannot rule out that our competitors may have or obtain the knowledge necessary to analyze and characterize similar data to our known data for the purpose of identifying and developing products that could compete with NEO-PV-01, NEO-PTC-01, NEO-SV-01 or any of our future product candidates. Our competitors may also have significantly greater financial, product development, technical and human resources and access to other human tumors than we do. Further, our competitors may have significantly greater experience in using translational science methods to identify and develop product candidates.
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
If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, other cancer treatments like chemotherapy and radiation therapy are well established in the medical community and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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
We will need to grow the size of our organization and we may experience difficulties identifying and hiring the right employees and in managing this growth.
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
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, contractors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and manufacturing. There can be no assurance that the services of independent organizations, advisors, contractors and consultants will continue to be available to us on a timely basis when needed or that we will be able to find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by independent organizations, advisors, contractors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing independent organizations, advisors, contractors or consultants or find other competent resources on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and expanding the roster of independent organizations, advisors and consultants on whom we rely on an outsourced basis, we may not be able successfully to implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Hugh O’Dowd, our Chief Executive Officer, Yasir B. Al-Wakeel, our Chief Financial Officer, Richard Gaynor, our President of Research & Development, and Robert Ang, our Chief Business Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business.
We conduct our operations at our facility in Cambridge, Massachusetts. This region is home to many other biopharmaceutical companies and many academic and research institutions and competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock, restricted stock units and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers, as well as junior, mid-level and senior scientific and medical personnel.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our CROs, CMOs and other independent organizations, advisors, contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient-by-patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of the suppliers of these materials are affected by a man-made or natural disaster or other business interruption.
Our internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other independent organizations, advisors, contractors and consultants are vulnerable to damage from computer viruses and unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Disruptions of this nature may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. While we have not experienced any material system failure or security breach to date, if an event of that nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, a security breach related to RECON’s proprietary combination of algorithms could adversely affect our ability to apply RECON to predict therapeutically-relevant neoantigens or result in our competitors having access to these algorithms, which could adversely affect our competitive position. Likewise, we currently, and may in the future continue to, rely on third parties for the manufacture of our product candidates and to conduct clinical trials and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our internal computer systems or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, suffer reputational harm and experience delays in the further development and commercialization of our product candidates.
Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws enforced by the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly and our costs associated with compliance with these laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.
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

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating this statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

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

•
the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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
We have adopted a code of business conduct and ethics, a copy of which is available on the Investors section of our website. However, even after adopting and implementing appropriate corporate policies, it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations. Our efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any actions of this nature are instituted against us and if we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition, prospects and results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
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
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, if we obtain necessary approvals, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	import and export regulations;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

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
We currently have no marketing and sales organization and have no organizational experience marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.
We currently have no sales, marketing or distribution capabilities and have no organizational experience marketing products. In the future, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
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
As of December 31, 2018, we had federal net operating loss carryforwards of $117.1 million of which $79.1 million will begin to expire in 2034 and $38.0 million which can be carried forward indefinitely. We also had state net operating loss carryforwards of $118.7 million, which begin to expire in 2034. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $5.2 million and $1.5 million, respectively, which begin to expire in 2034 and 2029, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we are deemed to have undergone an ownership change in connection with or after our initial public offering, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors-Risks Related to Our Business, Technology and Industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards. Under the Tax Reform Act, NOLs generated after December 31, 2017 will not be subject to expiration. The Tax Reform Act also reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the potential economic benefit of our NOLs and other available deferred tax assets.
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
We may rely on third parties to conduct investigator-sponsored clinical trials of NEO-PV-01, NEO-PTC-01 and our other product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for NEO-PV-01, NEO-PTC-01, NEO-SV-01 and our other product candidates.
We may rely on academic and private, non-academic institutions to conduct and sponsor clinical trials relating to NEO-PV-01, NEO-PTC-01, NEO-SV-01 and our other product candidates. We will not control the design or conduct of the investigator-sponsored trials. It is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including due to elements of the design or execution of the trials, safety concerns or safety concerns or other trial results.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require that we implement a risk evaluation and mitigation strategy, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and establishment registration.
The FDA may seek consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

•	fines, warning or untitled letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.
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
Payment methodologies may be subject to changes in healthcare legislation, regulatory initiatives and judicial challenges. For example, in order for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price, or ASP, plus 6% to ASP minus 22.5% on specified covered outpatient drugs, or SCODs, but did so without issuing a formal notice of proposed rulemaking. On December 27, 2018, the District Court for the District of Columbia invalidated that formula change, ruling the change was not an “adjustment” that was within the Secretary’s discretion to make, but was instead a fundamental change in the reimbursement calculation, and that such a dramatic change was beyond the scope of the Secretary’s authority. The court has not determined whether reimbursement rates should be retroactively returned to the ASP plus 6% rate and the difference in such reimbursement made to the covered facilities or if some other remedy is more appropriate. It is unclear how the invalidation of the formula could affect pharmaceutical manufacturers and hospitals who prescribe their products now and in the future. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures and therefore may affect our business, financial condition, prospects and results of operations.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause public and private payor organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a “Blueprint,” or plan, to reduce the cost of drugs. The current administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and changes the definition of “negotiated prices” while adding a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business.
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
In the United States, there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. For example, in March 2010, Congress passed the Patient Protection and Affordable Care Act, or the ACA, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars; addresses a new method by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establishes annual fees and taxes on manufacturers of certain branded prescription drugs; and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” As a result of the individual mandate repeal, subsequent litigation challenged the validity of the ACA. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect and, on December 30, 2018, the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.
Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” It is possible that Congress may consider other legislation to repeal or replace certain elements of the ACA. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but the request for a restraining order was denied by a federal judge in California on October 25, 2017. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and the potential effect on our business, are not yet known.
Additionally, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use PA and ST for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and proposed to change the definition of “negotiated prices” while adding a definition of “price concession” in the regulations.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027, unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
These laws, and state and federal healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding and/or otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such approved product candidate is prescribed or used. Litigation and legislative efforts to change or repeal the ACA are likely to continue, with unpredictable and uncertain results.
European Union drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval for our product candidates in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, or the EU, the pricing of biologics is subject to governmental control and other market regulations that could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.
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
The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation (EU) 2016/679, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data, and substantial fines for breaches of the data protection rules. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. Since we anticipate beginning our NEO-PTC-01 program in the Netherlands, our operations in the EU may be subject to the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. We may be required to obtain additional consent to process and transfer data outside the EU, which may affect our ability to enroll enough patients in our trials. These regulations may be onerous and adversely affect our business, financial condition, prospects and results of operations.
The exit of the United Kingdom from the European Union may materially affect the regulatory regime that governs our handling of EU personal data and expose us to legal and business risks under European data privacy and protection law.
The anticipated exit of the United Kingdom, or the UK, from the European Union, or the EU, on March 29, 2019, which is often referred to as Brexit, could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that, over time, the UK Data Protection Act could become less aligned with the GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data. This risk would apply more immediately in the event of a “no-deal” Brexit (including no transition period).
In the event of a no-deal Brexit, it is highly unlikely that the European Commission, or the EC, would grant an adequacy finding to the UK (which is a finding that the UK's privacy legal framework provides an adequate level of privacy protection to EU individuals). Absent an adequacy finding, transfers of personal data from the EU to the UK would be illegal without adequate safeguards provided for under EC-approved mechanisms, such as current standard contractual clauses or, if approved in the future, an EU-UK privacy shield similar to the current framework in place between the EU and the United States. The extensive authority of UK intelligence and law enforcement agencies, including to conduct surveillance on personal data flows, could reduce the likelihood that the EC would give the UK an adequacy finding and reduce the likelihood that the EC would approve an EU-UK privacy shield. Accordingly, we would be exposed to legal risk for any of our EU-UK personal data transfers, including those that involve sensitive data such as patient and genetic data. Given the uncertainties surrounding the UK’s departure from the EU, it is difficult to precisely identify or quantify the risks described above.
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
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
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
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as the Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of the Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time, including when and if we conduct clinical trials outside the United States. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
Risks Related to Our Intellectual Property
Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology and we may not be able to ensure their protection.
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and product candidates, which include NEO-PV-01, NEO-PTC-01, NEO-SV-01, as well as other product candidates that may be developed through our NEON / ONE and NEON / SELECT programs, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize any product candidates we may develop may be adversely affected.
The patenting process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. Our pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
We are dependent on patents, know-how and proprietary technology, both our own and those licensed from others. As a result, any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.
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
We have limited control over the maintenance and prosecution of these in-licensed patents and patent applications and may have limited control over other intellectual property that may be in-licensed. For example, we cannot be certain that the maintenance and prosecution activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We also have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves.
Our proprietary position depends upon patents that are manufacturing, formulation or method-of-use patents, which may not prevent a competitor or other third party from using the same product candidate for another use.
Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We do not currently have any claims in our owned or in-licensed issued U.S. patents that cover the composition-of-matter of NEO-PV-01, NEO-PTC-01, NEO-SV-01 or our other product candidates. We are pursuing claims in our pending owned or in-licensed patent applications that cover the composition-of-matter of NEO-PV-01, NEO-PTC-01, NEO-SV-01 or our other product candidates. We cannot be certain that claims in any future patents issuing from our pending owned or in-licensed patent applications or our future owned or in-licensed patent applications will cover the composition-of-matter of our current or future product candidates. In addition, there are likely to be additional challenges in obtaining composition-of-matter patents for NEO-PV-01 and, potentially, other product candidates developed in our NEON / ONE program in the future, given the highly bespoke nature of our personalized therapies.
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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in those patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we were in the past or will be in the future the first to file any patent application related to our product candidates. Furthermore, for our United States patent applications in which all claims are entitled to a priority date before March 16, 2013, a third party can invoke, or the United States patent office, or USPTO, can institute an interference proceeding to determine who was the first to invent any of the subject matter covered by the patent claims included in our applications.
We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing those issued claims. The possibility also exists that others will develop products that have the same effect as our products on an independent basis that do not infringe our patents or other intellectual property rights or will design around the claims of patents that we have had issued that cover our products.
Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States moved from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, prospects and results of operations.
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

•
the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products and no patent protection may be available with regard to formulation or method of use;

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

•
the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes that design around our patents or become hostile to us or the patents or patent applications on which they are named as inventors;

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
In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. For example, significant elements of our NEON / ONE and NEON / SELECT approaches, including aspects of sample preparations, methods of manufacturing, cell culturing conditions and computational-biological algorithms, including RECON’s algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed.
It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual and that are related to our current or planned business or research and development or made during normal working hours on our premises or using our equipment or proprietary information are our exclusive property. We have also adopted policies and conduct training that provides guidance on our expectations and our advice for best practices in protecting our trade secrets.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any of that information was independently developed by a competitor, our competitive position could be harmed.
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

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts and/or grant cross-licenses to intellectual property rights for our products; and

•	the requirement that we redesign our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when NEO-PV-01, NEO-PTC-01, NEO-SV-01 or another of our neoantigen-targeting therapy product candidates is approved by the FDA, a third party who believes that our technology infringes its patent may then be able to seek to enforce its patent by filing a patent infringement lawsuit against us. We are aware of U.S. Patent No. 10,055,540 entitled “Neoantigen Identification, Manufacture, and Use.” If a claim is subsequently asserted that NEO-PV-01, NEO-PTC-01, NEO-SV-01 or another of our neoantigen-targeting therapy product candidates or RECON infringes this patent, we believe that we have reasonable defenses, such as noninfringement or invalidity. There can be no assurance that these defenses will succeed. We also have patent rights in this technology space. Further, while we do not believe that any claims of other outstanding patents that could otherwise materially adversely affect commercialization of our neoantigen therapies product candidates, if approved, are valid and enforceable, we may be incorrect in this belief or we may not be able to prove that position in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof.
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
If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process or any final product itself, the holders of those patents may be able to block our ability to commercialize our product candidate unless we obtained a license under the applicable patents or until those patents were to expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of that patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until the applicable patent expires or is finally determined to be invalid or unenforceable. In either case, a license may not be available on commercially reasonable terms, or at all, particularly if the applicable patent is owned or controlled by one of our primary competitors. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Use and distribution of open source software may entail greater risks than use of third-party commercial software as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the software code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that those licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In that case we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business, financial condition, prospects and results of operations.
Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although we there are no currently pending misappropriation or improper disclosure claims and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may then have to pursue litigation to defend against these claims. If we fail in defending any claims of this nature, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. Some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
Presently, we have intellectual property rights through licenses from third parties to develop NEO-PV-01, NEO-PTC-01, NEO-SV-01 and certain other product candidates and we may file additional patent applications of our own in the future that may be directed to these or other product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, which test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights and seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of whether we hold that type of option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain our existing intellectual property rights, we may have to abandon development of a program our business financial condition, prospects and results of operations could suffer.
The licensing and acquisition of third-party intellectual property rights is a competitive area and companies, that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market.
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications are typically not published in the United States until 18 months after their respective filing dates. Further, publications in the scientific literature often lag behind actual discoveries. Consequently, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours and that those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.
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
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and our patent protection could be reduced or eliminated for non-compliance with these requirements.
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
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. A loss of patent protection for our product candidates could have a material adverse impact on our ability to commercialize or license our technology and product candidates and, as a result, on our business, financial condition, prospects and results of operations. Recently, one of our in-licensed European patents related to our NEO-PV-01 and NEO-PTC-01 product candidates was involved in a European opposition proceeding at the EPO involving several opponents. Following an oral hearing, the EPO decided to revoke this in-licensed patent, which is one asset within our broader intellectual property portfolio that relates to our personal neoantigen product candidates. We and our licensors have filed an appeal of this decision and, over what we believe will be a multi-year period while the appeal is pending at the EPO, the claims in the originally granted patent remain effective and enforceable. If we are unsuccessful in this appeal, we will be unable to assert this patent against our competitors marketing products in relevant European countries that would have been deemed to be infringing.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of our owned or in-licensed patents will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar any adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, prospects and results of operations.
We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
We may incur substantial costs as a result of litigation or other proceedings relating to patents and we may be unable to protect our rights to our products and technology.
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
There is also the risk that, even if the validity of our patents is upheld, the court will refuse to stop the third party on the ground that the third party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO or during litigation under the revised criteria, which could also make it more difficult to obtain patents.
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
If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-examination or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we are currently, and may in the future become, party, to patent opposition proceedings at the EPO or similar proceedings in other foreign patent offices where either our owned or in-licensed foreign patents are challenged. Recently, one of our in-licensed European patents related to our NEO-PV-01 and NEO-PTC-01 product candidates was involved in a European opposition proceeding at the EPO involving several opponents. Following an oral hearing, the EPO decided to revoke this in-licensed patent, which is one asset within our broader intellectual property portfolio that relates to the our personal neoantigen product candidates. We and our licensors have filed an appeal of this decision and, over what we believe will be multi-year period while an appeal is pending at the EPO, the claims in the originally granted patent remain effective and enforceable. If we are unsuccessful in this appeal, we will be unable to assert this patent against our competitors marketing products in relevant European countries that would have been deemed to be infringing.
In the future, we may be involved in similar proceedings challenging the patent rights of others, and the outcome of that type of proceeding is highly uncertain. An adverse determination in any proceeding of that nature could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. The costs of these opposition or similar proceedings could be substantial and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, even if we were to seek a patent term extension, it may not be granted because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents or the failure otherwise to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded under an extension request could be less than we request. If we are unable to obtain patent term extension or if the term of any requested extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, prospects and results of operations could be materially harmed.
Risks Related to Our Reliance on Third Parties
We will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
We presently and, in the future, will depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. As a result, we have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.
We presently do, and in the future will continue to, rely heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we will be responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the applicable GCP requirements. In addition, our clinical trials must be conducted with biologic products produced under cGMP requirements and may require a large number of patients.
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
The third parties who presently or may in the future conduct our clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with those third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates in a timely manner or at all. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies following inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We do not directly control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies with or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
Our existing and future collaborations will be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into collaborations with other companies to provide us with important technologies and funding for our programs and technology and we expect to receive additional technologies and funding under these and other collaborations in the future. Our existing therapeutic collaborations and any future collaborations we may enter into may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply;

•	collaborators may not perform their obligations as expected;

•
collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as a strategic transaction that may divert resources or create competing priorities;

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

approval may not commit sufficient resources to the marketing and distribution of our product or products;

•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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

If our collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.
Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators as the way we are perceived in the business and financial communities could be adversely affected.
For some of our programs, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development and potential commercialization of product candidates. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We face significant competition in seeking appropriate collaborations. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay a product candidate’s potential commercialization, reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates, bring them to market and generate revenue from sales of drugs or continue to develop our technology and our business may be materially and adversely affected.
We are dependent on single-source suppliers for some of the components and materials used in and the processes required to develop our product candidates.
We currently depend on single-source suppliers for some of the components and materials used in and processes required to develop our product candidates. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. For example, we obtain our vaccine adjuvant, poly-ICLC, which is administered simultaneously with NEO-PV-01, from a single-source supplier. Additionally, we rely on a single-source supplier to manufacture our peptides. There are, in general, relatively few alternative sources of supply for substitute components. Our current vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions, which would damage our business, financial condition, prospects and results of operations.
If we were to have to switch to a replacement supplier, the manufacture and delivery of NEO-PV-01 or our other product candidates or components of our product candidates, such as vaccine adjuvants, could be interrupted for an extended period, which could adversely affect our business. We may not be able to quickly establish additional or replacement suppliers for the adjuvants, peptides or any of the components or processes used in our product candidates, if required. If we are able to find a replacement supplier, the replacement supplier would need to be qualified, which might require additional regulatory authority approval, which could result in further delay. For example, the FDA could require additional supplemental data and clinical trial data if we rely upon a new supplier for the adjuvants and peptides used in our product candidates. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials or our inability to obtain components or materials from alternate sources at acceptable prices, or at all, in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.
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
Our reliance on these suppliers, service providers and manufacturers subjects us to a number of risks that could harm our reputation, business, financial condition, prospects and results of operations, including, among other things:

•	delays to the development timelines for our product candidates;

•	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner or to obtain adequate supply on commercially reasonable terms;

•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

•	delay in delivery due to our suppliers prioritizing other customer orders over ours;

•	damage to our reputation caused by defective components produced by our suppliers;

•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.
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
The price of our stock may be volatile and you could lose all or part of your investment.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors may include:

•	the commencement, enrollment or results of our ongoing clinical trials or any future clinical trials we may conduct or changes in the development status of our product candidates;

•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of our regulatory filings, including without limitation the FDA’s issuance of a “refusal to file” letter, a clinical hold or a request for additional information;

•	adverse results or delays in clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations if and when needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial cancer target markets;

•	our ability to successfully treat additional types of cancers or cancers at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•
publication of research reports about us or our industry or neoantigen-targeted therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

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
Our executive officers and directors and Third Rock Ventures III, L.P., a venture capital fund affiliated with certain of our directors, beneficially held, as of December 31, 2018, in the aggregate, approximately 39% of our outstanding voting stock. Therefore, these stockholders and other principal stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction.
This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, which occurred in June 2018, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.
We incur significant costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.
As a public company, and particularly after we are no longer an “emerging growth company” under applicable SEC regulations, we incur significant legal, accounting and other expenses. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of their initial public offerings. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned. If that were to happen, we would incur additional and unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, prospects and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
If our pre-initial public offering stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapsing of any applicable legal restrictions on resale, the trading price of our common stock could decline.
Shares held by directors, executive officers and other affiliates may be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, any lock-up agreements and Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2018 Stock Option and Incentive Plan automatically increases on each January 1 by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation committee. Unless our compensation committee elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
The holders of 18,644,462 shares of our common stock as of December 31, 2018 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the timing and outcomes of clinical studies for NEO-PV-01, NEO-PTC-01, NEO-SV-01 and any other future product candidates or the timing and outcomes of clinical trials for competing product candidates;

•
competition from existing and potential future products that compete with NEO-PV-01, NEO-PTC-01, NEO-SV-01 and any other future product candidates and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval NEO-PV-01, NEO-PTC-01, NEO-SV-01 or any of our other future product candidates;

•	the level of demand for NEO-PV-01, NEO-PTC-01, NEO-SV-01 and any of our other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•
the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with NEO-PV-01, NEO-PTC-01, NEO-SV-01 and any of our other future product candidates;

•
our ability to commercialize NEO-PV-01, NEO-PTC-01, NEO-SV-01 and any of our other product candidates, if approved, within and outside of the United States, either independently or working with third parties;

•	our ability to adequately support our future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.
The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. The price of our common stock could decline even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

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

•
a requirement that special meetings of stockholders may only be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;

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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated bylaws further provide that, unless the Company consents in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the "Federal Forum Provision"). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for these causes of action because our principal executive offices are located in Cambridge, Massachusetts. We recognize that the forum selection clauses in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
In Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), some companies that have adopted similar federal district court forum selection provisions were sued in the Court of Chancery of the State of Delaware by stockholders who assert that those federal district court forum selection provisions are not enforceable. On December 19, 2018, Court of Chancery issued a decision in Sciabacucchi declaring that provisions in certificates of incorporation of Delaware companies that purport to require claims under the Securities Act of 1933, as amended, or the Securities Act, be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the decision was appealed to the Delaware Supreme Court. While the Delaware Supreme Court recently dismissed the appeal on jurisdictional grounds, we expect that the appeal will be re-filed after the Court of Chancery issues a final judgment. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed or otherwise abrogated, the Company does not intend to enforce its Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, the Company’s Board of Directors intends to amend promptly the Company’s bylaws to remove the Federal Forum Provision. Such amendment could cause the Company to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 40 Erie Street in Cambridge, Massachusetts, where we occupy approximately 26,806 square feet of office and laboratory space. This lease expires in September 2024 and we have an option to extend the term of the lease for an additional five years. We believe that our facilities are suitable and sufficient to meet our current needs.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NTGN.” Trading of our common stock commenced on June 27, 2018, following the completion of our initial public offering. Prior to this time, there was no public market for our common stock.
Holders of our Common Stock
As of March 1, 2019, the number of holders of record of our common stock was 55. This number does not include beneficial owners whose shares are held in street name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
None.
Use of Proceeds from Initial Public Offering of Common Stock
On June 29, 2018, we completed our initial public offering (“IPO”) and sold 6,250,000 shares of our common stock, at a public offering price of $16.00 per share for an aggregate offering of $100.0 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225330), which was filed on May 31, 2018, amended subsequently and declared effective on June 26, 2018. Morgan Stanley, BofA Merrill Lynch, and Mizuho Securities acted as joint book-running managers of the offering and as representatives of the underwriters. Oppenheimer & Co. acted as lead manager for the offering. The offering commenced on June 26, 2018 and did not terminate until the sale of all of the shares offered.
We received aggregate net proceeds from the IPO of  $89.9 million, after deducting underwriting discounts, commissions and other offering expenses paid by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of December 31, 2018, we had used approximately $33.9 million of the net proceeds from the IPO, primarily to fund the ongoing clinical development of NEO-PV-01 and to advance our pre-clinical programs and research activities. We have invested the remaining net proceeds from the IPO in a variety of capital preservation investments, including money market funds, investment-grade corporate debt securities and U.S. Treasury obligations. There has been no material change in the planned use of proceeds from our IPO as described in the Company's prospectus filed under Rule 424(b)(4), which was filed with the SEC on June 28, 2018 (File No. 333-224330).

Item 6. Selected Consolidated Financial Data
You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. We have derived the consolidated balance sheet data as of December 31, 2016 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$60,425	$37,195	$19,673
General and administrative	18,276	10,892	7,749
Total operating expenses	78,701	48,087	27,422
Loss from operations	(78,701)	(48,087)	(27,422)
Other income (expense), net	1,767	551	(11)
Net loss	(76,934)	(47,536)	(27,433)
Accretion of redeemable convertible preferred stock to redemption value	(6,371)	(10,396)	(2,989)
Net loss attributable to common stockholders	$(83,305)	$(57,932)	$(30,422)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(5.54)	$(34.32)	$(30.72)
Weighted average common shares outstanding—basic and diluted(1)	15,036	1,688	990
______________________________

(1)
Refer to our consolidated statements of operations as well as Note 13, Net Loss per Share, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the calculation of net loss per share attributable to common stockholders and the weighted-average common shares outstanding used in the computation.

	As of December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$103,311	$79,725	$88,493
Working capital(1)	92,737	72,539	84,821
Total assets	114,088	90,493	95,261
Redeemable convertible preferred stock(2)	—	174,895	128,618
Contingently redeemable restricted common stock(3)	—	355	95
Total stockholders' equity (deficit)	101,249	(93,572)	(38,492)
______________________________

(1)
We define working capital as current assets less current liabilities. Refer to our consolidated financial statements and related notes for further details regarding our current assets and current liabilities.

(2)
Upon the completion of our IPO, all outstanding shares of preferred stock were automatically converted into an aggregate of 18,644,462 shares of common stock. Refer to Note 8, Preferred Stock, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(3)
Upon the completion of our IPO, the put option in favor of the Company on an underlying restricted stock agreement expired, and the amount recorded in temporary equity related to this award was recorded to additional paid in capital. Refer to Note 10, Stock-Based Compensation, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with United States, or U.S., generally accepted accounting principles, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are leveraging our neoantigen platform and over a decade of insights from our founders to develop neoantigen-targeted therapies that use two distinct approaches, NEON / ONE and NEON / SELECT. These approaches focus on targeting a prioritized set of what we believe are the most therapeutically-relevant neoantigens. In NEON / ONE, these neoantigens are specific to each individual. In NEON / SELECT, these neoantigens are shared across subsets of patients or tumor types. We are applying these two approaches to develop neoantigen-targeted product candidates using multiple treatment modalities.
NEO-PV-01, our most advanced product candidate, is a personal neoantigen vaccine that is custom-designed and manufactured based on the unique mutational fingerprint of each individual patient. The neoantigen-targeted peptides in NEO-PV-01 are intended to generate an immune response that trains each patient's immune system to target his or her individual tumor's particular neoantigens and kill the cancer cells. NEO-PV-01 is currently being evaluated in multiple Phase 1b clinical trials.
NEO-PTC-01, our personal neoantigen T cell therapy, consists of multiple T cell populations, targeting what we predict to be the most therapeutically-relevant neoantigens from each patient's tumor. NEO-PTC-01 is currently in preclinical development, and we expect to file a clinical trial application in Europe in the second half of 2019 to evaluate NEO-PTC-01 in solid tumors in patients who are refractory to checkpoint inhibitors.
NEON / SELECT is our precision medicine approach to neoantigen-targeted therapies. Our first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of ER+ breast cancer, for which we expect to file an IND in the first half of 2019.
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering product candidates, securing related intellectual property rights and conducting research and development activities related to our product candidates.
On June 29, 2018, we completed our IPO in which we issued and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share in exchange for net proceeds of $89.9 million after deducting underwriting discounts, commissions and other offering costs. Upon the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 18,644,462 shares of common stock.
From inception through December 31, 2018, we have funded our operations primarily through an aggregate of $89.9 million of net proceeds from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. To date, we have not generated any revenue from product sales and do not expect to do so for several years, if at all. Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception, including net losses of $76.9 million, $47.5 million, and $27.4 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $173.8 million. We expect to incur substantial additional losses in the foreseeable future as we expand our research and development activities.
We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	advance NEO-PV-01 into later-stage clinical development;

•	advance our development programs into and through preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	hire additional clinical, quality assurance and scientific personnel;

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
As of December 31, 2018, we had cash, cash equivalents and marketable securities of $103.3 million. We believe that, based on our current operating plan, our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into at least the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of our product candidates and include:

•	expenses incurred under agreements with third parties, including CROs, CMOs and suppliers;

•	license fees to acquire and maintain in-process technology and data;

•	costs associated with the development of our RECON bioinformatics engine;

•	personnel-related costs, including salaries, benefits and non-cash stock-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, including their fees, related travel expenses and stock-based compensation expense;

•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•	costs related to compliance with regulatory requirements; and

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and general support services.

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
We use our employee and infrastructure resources across our multiple research and development programs directed toward developing our NEON / ONE and NEON / SELECT approaches, as well as identifying and developing product candidates. We track outsourced development and manufacturing costs, including external clinical and regulatory costs, by development product candidates, but we do not allocate costs such as personnel costs or other internal costs to specific development of product candidates. These external and unallocated research and development expenses are summarized in the table below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
NEO-PV-01	$26,934	$15,841	$7,149
NEO-PTC-01	2,452	1,565	632
Other early-stage development expenses	3,027	1,901	541
Unallocated expenses	28,012	17,888	11,351
Total research and development expense	$60,425	$37,195	$19,673
At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•	the addition and retention of key research and development personnel;

•	successful enrollment in and completion of our current clinical trials for NEO-PV-01, as well as the cost of future clinical trials for NEO-PV-01, NEO-PTC-01 and NEO-SV-01;

•	costs associated with the preclinical development and clinical trials for our early discovery product candidates;

•	maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	receipt of marketing approvals from applicable regulatory authorities;

•	commercializing products, if and when approved, whether alone or in collaboration with others;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products if and when approved; and

•	continued acceptable safety profiles of our products following approval.
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.
Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase over the next several years as we continue to implement our business strategy, which includes advancing clinical development of NEO-PV-01 and progressing NEO-PTC-01 and NEO-SV-01 into clinical development, expanding our research and development efforts, seeking regulatory approvals for any product candidates that successfully complete clinical trials, accessing and developing additional product candidates and hiring additional personnel to support our research and development efforts. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.

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
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the increased costs of operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, additional insurance costs, investor and public relations costs and other administration and professional services.
Other Income, Net
Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.
Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, along with the changes in those items in dollars:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$60,425	$37,195	$23,230
General and administrative	18,276	10,892	7,384
Total operating expenses	78,701	48,087	30,614
Loss from operations	(78,701)	(48,087)	(30,614)
Other income (expense), net	1,767	551	1,216
Net loss	$(76,934)	$(47,536)	$(29,398)
Research and Development
Research and development expenses increased by $23.2 million from $37.2 million for the year ended December 31, 2017 to $60.4 million for the year ended December 31, 2018. The increase in research and development expenses was primarily attributable to the following:

•	$11.1 million for increased costs related to the advancement of our NEO-PV-01 product candidate, primarily including the following:

◦	$7.7 million of increased external manufacturing and infrastructure costs related to the clinical supply of NEO-PV-01, and

◦	$3.3 million of other increased external research and development costs to support our ongoing clinical trials, as well as costs related to the preparation for additional planned clinical trials;

•	$7.4 million for increased personnel-related costs due to increased headcount, including $1.7 million of increased non-cash stock-based compensation expense;

•	$1.1 million for increased costs related to our early stage development candidates;

•	$0.9 million for increased costs related to NEO-PTC-01, primarily due to increased costs related to the preparation for the filing of a clinical trial application in Europe;

•	$0.8 million in increased purchases of laboratory supplies and consumables for the advancement of our product candidates;

•	$0.7 million in increased facility-related costs, including occupancy costs, as well as depreciation and other maintenance costs;

•	$0.6 million related to a milestone payable under one of our collaboration agreements as a result of the closing of our IPO; and

•	$0.5 million of increased other research costs, including travel-related expenses and license costs.
General and Administrative
General and administrative expenses increased by $7.4 million from $10.9 million for the year ended December 31, 2017 to $18.3 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily attributable to the following:

•
$3.3 million for increased personnel-related costs, including $1.5 million of increased non-cash stock-based compensation expense primarily due to increased general and administrative headcount to support the growth of our organization;

•	$2.4 million for increased patent related legal fees, including expenses associated with obtaining and maintaining intellectual property protection;

•
$1.7 million of increased other general and administrative costs primarily due to the increased costs of being a public company, as well as additional professional fees, insurance and tax related expenditures.

Other Income (Expense), Net
Other income increased by $1.2 million from $0.6 million for the year ended December 31, 2017 to $1.8 million for the year ended December 31, 2018 due primarily to increased interest and investment income on our cash, cash equivalents and marketable securities as a result of the investment of the net proceeds received from our IPO.
Comparison of the Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, along with the changes in those items in dollars:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Operating expenses:
Research and development	$37,195	$19,673	$17,522
General and administrative	10,892	7,749	3,143
Total operating expenses	48,087	27,422	20,665
Loss from operations	(48,087)	(27,422)	(20,665)
Other income (expense), net	551	(11)	562
Net loss	$(47,536)	$(27,433)	$(20,103)
Research and Development
Research and development expenses increased by $17.5 million from $19.7 million for the year ended December 31, 2016 to $37.2 million for the year ended December 31, 2017. The increase in research and development expenses was primarily attributable to the following:

•	$5.1 million for increased external manufacturing costs related to the clinical supply of NEO-PV-01;

•	$4.5 million for increased personnel-related costs due to increased headcount, including $1.2 million of increased stock-based compensation expense;

•	$2.3 million in increased purchases of laboratory supplies and consumables to support our ongoing research and development programs;

•	$2.0 million for increased external research and development costs, primarily related to advancing development of our NEO-PV-01 and NEO-PTC-01 product candidates;

•
$1.9 million in increased facility-related costs, including rent and other costs related to our new facility lease that commenced in September 2016, depreciation and other utility and maintenance costs; and

•	$1.7 million increase in external consulting costs, primarily to support the manufacturing and development of NEO-PV-01 and NEO-PTC-01.

General and Administrative
General and administrative expenses increased by $3.1 million from $7.7 million for the year ended December 31, 2016 to $10.9 million for the year ended December 31, 2017. The increase in general and administrative expenses was primarily attributable to the following:

•
$1.6 million for increased personnel-related costs, primarily due to increased general and administrative headcount to support the growth of our research and development organization, including $0.5 million of increased stock-based compensation expense;

•	$1.2 million for increased consulting and professional fees, including for accounting, tax and legal services; and

•
$0.2 million in increased facility-related costs, including rent and other costs related to our new facility lease that commenced in September 2016, depreciation and other utility and maintenance costs.

Other Income (Expense), Net
Other income increased by $0.6 million from other expense of an insignificant amount for the year ended December 31, 2016 to other income of $0.6 million for the year ended December 31, 2017. The increase in other income was primarily attributable to interest income on our investments in cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through December 31, 2018 with aggregate net proceeds of $89.9 million from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $103.3 million.
Historical Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(63,428)	$(41,281)	$(24,157)
Investing activities	(32,611)	(24,921)	(2,357)
Financing activities	90,338	35,909	111,120
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,701)	$(30,293)	$84,606
Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.
During the year ended December 31, 2018, operating activities used $63.4 million of cash, primarily resulting from our net loss of $76.9 million, partially offset by net non-cash charges of $7.7 million and changes in our operating assets and liabilities of $5.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $4.1 million increase in accrued expenses and other liabilities and a $2.0 million increase in accounts payable, partially offset by a $0.3 million increase in prepaid expenses and other current assets.
During the year ended December 31, 2017, operating activities used $41.3 million of cash, primarily resulting from our net loss of $47.5 million, partially offset by net non-cash charges of $4.1 million and cash provided by changes in our operating assets and liabilities of $2.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $2.9 million increase in accrued expenses and other liabilities and a $0.7 million decrease in other assets, partially offset by a $0.9 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other current assets.
During the year ended December 31, 2016, operating activities used $24.2 million of cash, primarily resulting from our net loss of $27.4 million, partially offset by net non-cash charges of $1.8 million and cash provided by changes in our operating assets and liabilities of $1.5 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of a $1.2 million increase in accrued expenses and other liabilities and a $1.0 million increase in accounts payable, partially offset by a $0.8 million increase in other current assets.
Cash Used in Investing Activities
During the year ended December 31, 2018, net cash used in investing activities was $32.6 million, consisting of purchases of marketable securities of $72.9 million and purchases of property and equipment of $3.2 million, partially offset by proceeds from the sales and maturities of marketable securities of $43.6 million.
During the year ended December 31, 2017, net cash used in investing activities was $24.9 million, consisting of purchases of marketable securities of $34.0 million and purchases of property and equipment of $3.2 million, partially offset by proceeds from the sales and maturities of marketable securities of $12.3 million.
During the year ended December 31, 2016, net cash used in investing activities was $2.4 million, consisting primarily of purchases of property and equipment of $2.4 million.
Cash Provided by (Used in) Financing Activities
During the year ended December 31, 2018, net cash provided by financing activities was $90.3 million, primarily consisting of $93.0 million of net proceeds from our IPO, after deducting underwriting discounts and commissions, and $0.4 million in proceeds from the exercise of stock options, partially offset by payments of IPO costs of $3.1 million.
During the year ended December 31, 2017, net cash provided by financing activities was $35.9 million, which was primarily comprised of net proceeds of $35.9 million from the sale of shares of our Series B preferred stock.
During the year ended December 31, 2016, net cash provided by financing activities was $111.1 million, consisting of net proceeds of $69.7 million from the sale of shares of Series B preferred stock and net proceeds of $41.4 million from the sale of shares of Series A preferred stock.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.
Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into at least the second quarter of 2020. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with the development of our product candidates or programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, scope, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including any patent infringement actions that may be brought by third parties in the future against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of formulation development and manufacturing, including the completion of commercial-scale outsourced manufacturing activities; and

•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future and we may need additional funds to meet operational needs and capital requirements associated with these changed operating plans.
In addition to the variables described above, if and when any of our product candidates successfully complete development, we will incur substantial additional costs associated with regulatory filings, marketing approval, post-marketing requirements, maintaining our intellectual property rights and regulatory protection, in addition to other commercial costs. We cannot reasonably estimate these costs at this time.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.
Off-Balance Sheet Arrangements
During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018 and the effects that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$11,672	$1,891	$3,954	$4,195	$1,632
Total	$11,672	$1,891	$3,954	$4,195	$1,632
______________________________

(1)	Primarily represents minimum payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expires in 2024.
We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon up to 120 days prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers up to and through the date of cancellation. These payments are not included in the preceding table as the amount and timing of these payments are not known.
In the normal course of business, we have also entered into license and collaboration agreements with third parties. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory or commercial milestones, or are tied to royalties on net product sales. As of December 31, 2018 and 2017, the aggregate maximum amount of milestone payments we could be required to make under our then-existing license and collaboration agreements was approximately $116.9 million and $117.5 million, respectively. As of December 31, 2018 and 2017, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. During the year ended December 31, 2018 and as a result of the closing of our IPO, we recorded approximately $0.6 million of incremental research and development expense related to a milestone payable under one of our collaboration agreements.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Research and Development Expenses and Related Accruals
Research and development expenses include costs directly attributable to the conduct of research and development programs, including personnel-related expenses such as salaries, benefits and non-cash stock-based compensation expense; materials; supplies; depreciation on and maintenance of research equipment; manufacturing and external costs related to outside vendors engaged to conduct both preclinical studies and clinical trials; and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. All costs associated with research and development activities are expensed as incurred.
We enter into various research and development contracts with research institutions and other companies and record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. This process involves reviewing open contracts and purchase orders, communicating with personnel to identify services that have been performed and estimating the level of service performed and the associated costs incurred for the services for which we have not yet been invoiced. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.
Stock-Based Compensation
We measure stock-based compensation expense related to restricted common stock and stock options granted to our employees and directors based on the fair value on the date of grant. We recognize compensation expense for these awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have also granted certain stock-based awards with performance-based vesting conditions. We recognize compensation expense for awards with performance-based vesting conditions over the remaining service period when management determines that achievement of the performance condition is probable.
We recognize compensation expense for stock-based awards granted to non-employees, including our founders, and to members of our board of directors for services unrelated to their roles as directors over the period during which services are rendered until completed. The fair value of the non-employee awards is subject to remeasurement at each reporting period prior to the completion of the service, which is the vesting date, using the then-current fair value of our common shares and updated assumption inputs in the Black-Scholes option-pricing model, as applicable.
We determine the fair value of restricted common stock awards based on the fair value of our common stock, less any applicable purchase price. We estimate the fair value of the options granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on common stock.
In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees.
Determination of Fair Value of Common Stock on Grant Dates prior to our IPO
Due to the absence of an active market for our common stock prior to the commencement of trading of our common stock on the Nasdaq Global Select Market on June 27, 2018 in connection with our IPO, the estimated fair values of our common stock as of the grant dates prior to our IPO were determined using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. Following our IPO, it is no longer necessary for us to estimate the fair value of our common stock in connection with our accounting for stock options or other equity awards, as the fair value of our common stock can be determined by reference to its closing price on The Nasdaq Global Select Market on the applicable grant date.
Valuations of our common stock were performed by third parties at various dates, which resulted in valuations of our common stock of $1.30 per share as of December 31, 2015, $2.00 per share as of April 30, 2016, $2.65 per share as of September 20, 2016, $5.80 per share as of December 31, 2016, $9.65 per share as of December 1, 2017, $10.20 per share as of January 24, 2018 and $11.90 per share as of April 16, 2018. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, which may be a date later than the most recent third-party valuation date, including:

•	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	the progress of our research and development programs, including the status of preclinical studies and current and planned clinical trials for our product candidates;

•	our stage of development and commercialization and our business strategy;

•	external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;

•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;

•	the lack of an active public market for our common stock and our preferred stock;

•	the likelihood and potential timing of achieving a liquidity event, such as an IPO or a sale of our company in light of prevailing market conditions; and

•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.
The assumptions underlying these valuations represented management's best estimates, which involved inherent uncertainties and the application of management judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of our common stock at each valuation date.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2018, we had cash, cash equivalents and marketable securities of $103.3 million. This amount was comprised of cash and cash equivalents of $52.7 million and short-term marketable securities of $50.6 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. government-backed securities. Our short-term marketable securities consist of corporate debt securities and commercial paper with an original maturity greater than ninety days and less than one year from the balance sheet date. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and marketable securities, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations. Because of the short-term nature of the investments in our portfolio, an immediate change by 100 basis points in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with vendors that are located in Europe. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year-ended December 31, 2018.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, together with the independent registered public accounting firm report thereon, are presented beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial and accounting officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2019 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, but in any event no later than April 30, 2019.
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors, including the Audit Committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2019 Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.neontherapeutics.com or request a copy without charge from:
Neon Therapeutics, Inc.
Attention: Compliance Officer
40 Erie Street, Suite 110
Cambridge, MA 02139
We will post to our website any amendments to our Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.
Item 11. Executive Compensation
The information required by this item regarding executive compensation will be included in our 2019 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item regarding principal accounting fees and services will be included in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
 (a) The following documents are included in this Annual Report on Form 10-K:
1. The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:
2. No schedules are submitted because they are not applicable, not required or because the information is included in the consolidated financial statements or the notes thereto.
3. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.
Item 16. Form 10-K Summary
The Company has elected not to include summary information.

NEON THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Neon Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neon Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock, contingently redeemable restricted common stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and plans to mitigate this matter are also described in Note 1.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 11, 2019

We have served as the Company's auditor since 2016.

NEON THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$52,700	$58,250
Marketable securities	50,611	21,475
Prepaid expenses and other current assets	2,116	1,581
Total current assets	105,427	81,306
Property and equipment, net	8,205	6,888
Deferred offering costs	—	1,567
Other long-term assets	456	732
Total assets	$114,088	$90,493
Liabilities, Redeemable Convertible Preferred Stock, Contingently Redeemable Restricted Common Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,268	$2,166
Accrued expenses	8,422	6,601
Total current liabilities	12,690	8,767
Other liabilities	149	48
Total liabilities	12,839	8,815
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock (Series A and B), $0.001 par value; 10,000,000 shares and 93,222,418 shares authorized as of December 31, 2018 and December 31, 2017, respectively; no shares and 93,222,418 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	174,895
Contingently redeemable restricted common stock	—	355
	—	175,250
Stockholders' equity (deficit):
Common stock, $0.001 par value; 150,000,000 shares and 130,000,000 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 28,314,274 and 3,302,927 shares issued and outstanding as of December 31, 2018 and 2017, respectively	28	3
Additional paid-in capital	275,058	—
Accumulated other comprehensive loss	(75)	(13)
Accumulated deficit	(173,762)	(93,562)
Total stockholders' equity (deficit)	101,249	(93,572)
Total liabilities, redeemable convertible preferred stock, contingently redeemable restricted common stock and stockholders' equity (deficit)	$114,088	$90,493
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016

Operating expenses:
Research and development	$60,425	$37,195	$19,673
General and administrative	18,276	10,892	7,749
Total operating expenses	78,701	48,087	27,422
Loss from operations	(78,701)	(48,087)	(27,422)
Other income (expense), net
Interest income	1,792	569	—
Other expense	(25)	(18)	(11)
Total other income (expense), net	1,767	551	(11)
Net loss	(76,934)	(47,536)	(27,433)
Accretion of redeemable convertible preferred stock to redemption value	(6,371)	(10,396)	(2,989)
Net loss attributable to common stockholders	$(83,305)	$(57,932)	$(30,422)
Net loss per share attributable to common stockholders, basic and diluted	$(5.54)	$(34.32)	$(30.72)
Weighted average common shares outstanding, basic and diluted	15,036,397	1,687,859	990,171

Comprehensive loss:
Net loss	$(76,934)	$(47,536)	$(27,433)
Other comprehensive loss:
Unrealized losses on marketable securities	(62)	(13)	—
Total other comprehensive loss	(62)	(13)	—
Comprehensive loss	$(76,996)	$(47,549)	$(27,433)
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE RESTRICTED COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Contingently Redeemable Restricted Common Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2015	14,109,185	$14,509	$14	2,485,523	$2	$10	$—	$(9,387)	$(9,375)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $10	41,390,815	41,381	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $261	24,911,030	69,739	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	81	—	—	1,288	—	—	1,288
Accretion of redeemable convertible preferred stock to redemption value	—	2,989	—	—	—	(1,314)	—	(1,675)	(2,989)
Issuance of restricted common stock	—	—	—	826,200	1	(1)	—	—	—
Cancellation of restricted common stock	—	—	—	(15,000)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	17	—	—	17
Net loss	—	—	—		—	—	—	(27,433)	(27,433)
Balance at December 31, 2016	80,411,030	128,618	95	3,296,723	3	—	—	(38,495)	(38,492)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $119	12,811,388	35,881	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	260	—	—	2,782	—	—	2,782
Accretion of redeemable convertible preferred stock to redemption value	—	10,396	—	—	—	(2,865)	—	(7,531)	(10,396)
Exercise of stock options	—	—	—	23,734	—	56	—	—	56
Cancellation of restricted common stock	—	—	—	(17,530)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	27	—	—	27
Unrealized losses on marketable securities	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	(47,536)	(47,536)
Balance at December 31, 2017	93,222,418	174,895	355	3,302,927	3	—	(13)	(93,562)	(93,572)
Stock-based compensation expense	—	—	210	—	—	6,019	—	—	6,019
Accretion of redeemable convertible preferred stock to redemption value	—	6,371	—	—	—	(3,105)	—	(3,266)	(6,371)
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock	(93,222,418)	(181,266)	(565)	18,644,462	19	181,812	—	—	181,831
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	—	6,250,000	6	89,906	—	—	89,912
Exercise of stock options	—	—	—	129,510	—	404	—	—	404
Cancellation of restricted common stock	—	—	—	(12,625)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	22	—	—	22
Unrealized losses on marketable securities	—	—	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	—	(76,934)	(76,934)
Balance at December 31, 2018	—	$—	$—	28,314,274	$28	$275,058	$(75)	$(173,762)	$101,249
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net loss	$(76,934)	$(47,536)	$(27,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,458	920	411
Net amortization of premiums and discounts on marketable securities	(4)	190	—
Stock-based compensation expense	6,229	3,042	1,370
Loss on disposal of property and equipment	25	19	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(340)	(543)	15
Other long-term assets	125	717	(793)
Accounts payable	1,951	(942)	1,029
Accrued expenses and other liabilities	4,062	2,852	1,206
Net cash used in operating activities	(63,428)	(41,281)	(24,157)
Cash flows from investing activities:
Purchases of marketable securities	(72,939)	(33,979)	—
Sales and maturities of marketable securities	43,550	12,300	—
Purchases of property and equipment	(3,222)	(3,242)	(2,396)
Cash proceeds from sales of property and equipment	—	—	39
Net cash used in investing activities	(32,611)	(24,921)	(2,357)
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	—	41,381
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	35,881	69,739
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	93,000	—	—
Proceeds from exercise of stock options	404	55	—
Repurchase of unvested restricted common stock	(1)	(4)	—
Payment of initial public offering costs	(3,065)	(23)	—
Net cash provided by financing activities	90,338	35,909	111,120
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,701)	(30,293)	84,606
Cash, cash equivalents and restricted cash, beginning of period	58,857	89,150	4,544
Cash, cash equivalents and restricted cash, end of period	$53,156	$58,857	$89,150
Supplemental disclosure of non-cash items:
Accretion of redeemable convertible preferred stock to redemption value	$6,371	$10,396	$2,989
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock upon closing of the initial public offering	$181,831	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$497	$919	$363
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,544	$—
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	December 31,
	2018	2017	2016

Cash and cash equivalents	$52,700	$58,250	$88,493
Restricted cash included in other long-term assets	456	607	657
Total cash, cash equivalents and restricted cash	$53,156	$58,857	$89,150
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation
Neon Therapeutics, Inc. (the "Company") is a clinical-stage immuno-oncology company and a leader in the field of neoantigen-targeted therapies, dedicated to transforming the treatment of cancer by directing the immune system towards neoantigens. The Company is leveraging its neoantigen platform and over a decade of insights from its founders to develop neoantigen-targeted therapies that use two distinct approaches, NEON / ONE and NEON / SELECT. These approaches focus on targeting a prioritized set of what the Company believes are the most therapeutically-relevant neoantigens. In NEON / ONE, these neoantigens are specific to each individual. In NEON / SELECT, these neoantigens are shared across subsets of patients or tumor types. The Company is applying these two approaches to develop neoantigen-targeted product candidates using multiple treatment modalities.
NEO-PV-01, the Company's most advanced product candidate, is a personal neoantigen vaccine that is custom-designed and manufactured based on the unique mutational fingerprint of each individual patient. The neoantigen-targeted peptides in NEO-PV-01 are intended to generate an immune response that trains each patient's immune system to target his or her individual tumor's particular neoantigens and kill the cancer cells. NEO-PV-01 is currently being evaluated in multiple Phase 1b clinical trials.
NEO-PTC-01, the Company's personal neoantigen T cell therapy, consists of multiple T cell populations targeting what we predict to be the most therapeutically-relevant neoantigens from each patient’s tumor. NEO-PTC-01 is currently in preclinical development, and the Company expects to file a clinical trial application in Europe in the second half of 2019 to evaluate NEO-PTC-01 in solid tumors in patients who are refractory to checkpoint inhibitors.
NEON / SELECT is the Company's precision medicine approach to neoantigen-targeted therapies. The Company's first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of estrogen-receptor-positive breast cancer, for which the Company expects to file an Investigational New Drug application in the first half of 2019.
The Company is subject to risks common to early-stage companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the ability to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. Even if the Company's development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Initial Public Offering
On June 29, 2018, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 6,250,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts, commissions and other offering costs. Upon the closing of the IPO in June 2018, all 93,222,418 shares of the Company’s outstanding redeemable convertible preferred stock converted into an aggregate of 18,644,462 shares of common stock (see Note 8). In advance of the IPO, the board of directors and the stockholders of the Company approved a one-for-five reverse split of the Company’s issued and outstanding common stock that became effective on June 13, 2018. All common share and per share amounts in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
Liquidity
In accordance with Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), management must evaluate whether there are conditions or events, when considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2018, the Company has funded its operations with net proceeds of $89.9 million from its IPO, as well as an aggregate of $161.1 million of net proceeds from sales of the Company’s preferred stock and convertible debt. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of December 31, 2018 and 2017, the Company had an accumulated deficit of $173.8 million and $93.6 million, respectively. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to develop, manufacture and commercialize its products.
As of March 11, 2019, the issuance date of these consolidated financial statements, the Company expects that, based on its current operating plan, its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into at least the second quarter of 2020. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and the related disclosures have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Neon Therapeutics, Inc. and its wholly owned subsidiary, Neon Securities Corporation. All intercompany transactions and balances have been eliminated. The Company consolidates entities in which it has a controlling financial interest.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, estimates related to accrued expenses, the valuation of common stock prior to the completion of the Company's IPO, stock-based compensation and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company's cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.
Cash Equivalents
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Cash equivalents consisted primarily of money market funds as of December 31, 2018 and 2017.
Restricted Cash
As of December 31, 2018 and 2017, the Company had restricted cash of $0.5 million and $0.6 million, respectively, which was related to a security deposit associated with the Company's facility lease. Restricted cash accounts are classified within other long-term assets.
Marketable Securities
The Company classifies its available-for-sale investments as current assets on the balance sheet if they mature within one year from the balance sheet date.
The Company classifies all of its investments as available-for-sale securities. Available‑for‑sale debt securities are recorded at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (deficit). The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity, which are included in interest income. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss.
The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company's ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be "other than temporary," the Company reduces the investment to fair value through a charge to the statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.
Property and Equipment
Property and equipment, including leasehold improvements, are recorded at cost, net of accumulated depreciation and amortization. The Company capitalizes equipment that is acquired for research and development activities and that has alternative future use. Property and equipment are depreciated using the straight-line method over the estimated useful life of each asset as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment	7 years
Furniture and fixtures	7 years
Software	5 years
Computer equipment	3 years
Leasehold improvements	Lesser of useful life or remaining lease term
Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected within the consolidated statements of operations and comprehensive loss. Repairs and maintenance costs are expensed as incurred.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the equity financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss.
As of December 31, 2017, the Company had capitalized $1.6 million in deferred financing costs related to its IPO. These deferred financing costs were subsequently reclassified to stockholders’ equity (deficit) upon the completion of the IPO in June 2018. No deferred offering costs were capitalized as of December 31, 2018.
Research and Development Expenses
Research and development expenses include costs directly attributable to the execution of research and development programs, including personnel-related expenses such as salaries, benefits, and non-cash stock-based compensation expense; materials; supplies; depreciation on and maintenance of research equipment; manufacturing and external costs related to outside vendors engaged to conduct both preclinical studies and clinical trials; and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. All costs associated with research and development activities are expensed as incurred.
Research Contract Costs and Accruals
The Company has entered into various research and development contracts with research institutions and other companies. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
Patent Costs
All patent-related costs incurred in connection with the filing, maintenance and prosecution of patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of grant. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company primarily issues awards with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company records the expense for stock-based awards with performance-based vesting conditions over the remaining service period when management determines that achievement of the performance condition is probable. Management evaluates when the achievement of a performance condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For share-based awards granted to non-employee consultants, compensation expense is recognized over the period during which services are rendered by such consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model, as applicable.
The fair value of each restricted common stock award is based on the fair value of the Company's common stock, less any applicable purchase price. The fair value of each stock option is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its stock-based awards. The Company uses the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.
Beginning with the year ended December 31, 2017, the Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and accordingly the Company accounts for stock-based compensation expense related forfeitures as the forfeiture occurs.
The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient's payroll or service costs are classified.
Determination of Fair Value of Common Stock on Grant Dates prior to the Company's Initial Public Offering
Prior to the completion of the IPO, the fair value of the Company's common stock was determined by the board of directors as of the date of each option grant, with input from management, considering the Company's most recently available third-party valuations of common stock and the board of directors' assessment of additional objective and subjective factors that it believed were relevant. The board of directors determined the estimated fair value of the Company's common stock based on a number of objective and subjective factors, including the lack of an active public market for the Company's common stock and preferred stock; the prices at which the Company sold shares of its preferred stock and the superior rights and preferences of the preferred stock in relation to the Company’s common stock; the progress of the Company's research and development programs, including the status of preclinical studies and current and planned clinical trials for the Company's product candidates; the Company's stage of development and commercialization and business strategy; external market conditions affecting the biotechnology industry sector; the Company’s financial position; the likelihood of achieving a liquidity event, such as an IPO, or a sale of the company in light of prevailing market conditions; and the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry. The third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The methodologies included the option pricing method utilizing the back-solve method (a form of the market approach defined in the AICPA Practice Aid) and the probability-weighted expected return method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology included estimates and assumptions that required the Company’s judgment. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of the Company’s common stock at each valuation date.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
Comprehensive Loss
Comprehensive loss includes net loss, as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2018 and 2017, other comprehensive loss included unrealized losses on marketable securities. There was no difference between net loss and comprehensive loss for the year ended December 31, 2016.
Net Income (Loss) per Share
The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (losses) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income (losses) for the period had been distributed.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, which excludes shares of restricted common stock that are not vested. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock, unvested restricted common stock and shares of redeemable convertible preferred stock are considered potential dilutive common shares.
The Company's redeemable convertible preferred stock contractually entitles the holders of those shares to participate in dividends, but contractually does not require the holders of those shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Concentration of Credit Risk and Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains all cash and cash equivalents at accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. In particular, the Company relies, and expects to continue to rely, on a small number of third-party manufacturers to produce and process its product candidates and to manufacture supply of its product candidates for clinical trials. These programs could be adversely affected by a significant interruption in the supply of these products.
Segment Information
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company's tangible assets are held in the United States.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard replaced existing revenue recognition standards and significantly expands the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard was effective for annual reporting periods beginning after December 15, 2017. The Company adopted the standard as of January 1, 2018 under the full retrospective method. The Company does not have and has never had any contracts that are within the scope of ASU 2014-09 or its predecessor guidance, Accounting Standard Codification ("ASC") 605, Revenue Recognition. Adoption of the standard did not have an impact on the Company's financial position, results of operations or cash flows as the Company does not currently have any revenue-generating arrangements; however, the adoption of this standard will impact the accounting for any future revenue transactions.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). This new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values are to be measured at fair value with any changes in fair value recognized in a company's results of operations. This new standard does not apply to investments accounted for under the equity method of accounting or those investments that result in consolidation of the investee. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. A financial liability that is measured at fair value in accordance with the fair value option is required to be presented separately in other comprehensive income for the portion of the total change in the fair value resulting from change in the instrument-specific credit risk. In addition, a valuation allowance should be evaluated on deferred tax assets related to available-for-sale debt securities in combination with other deferred tax assets. The Company adopted the standard as of January 1, 2018. The adoption of the standard had no impact on the Company's financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated statements of cash flows upon adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 as of January 1, 2018 and applied this guidance retrospectively to all periods presented in its consolidated financial statements. As a result of the adoption of ASU 2016-18, the Company no longer presents the changes within restricted cash in the Company's consolidated statements of cash flows. The reclassification was not material to the periods presented.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 as of January 1, 2018. The adoption of this standard did not have an impact on the Company's financial position or results of operations upon adoption or for the twelve months ended December 31, 2018.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance based on criteria similar to existing lease accounting, with the classification affecting the pattern and classification of expense recognition in the statement of operations. This standard is effective for the Company on January 1, 2019 and requires a modified retrospective transition approach.
In July 2018, the FASB subsequently issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company has elected this transition approach, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in accordance with the existing guidance in ASC 840. The Company adopted the standard on January 1, 2019 and has used the effective date as its date of initial application. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet.
The Company is still assessing the impact of adopting the new standard, and currently expects a material impact to its consolidated balance sheet in recognizing additional lease liabilities and right-of-use assets as of January 1, 2019 related to its operating leases. The Company further expects to provide enhanced new disclosures about its leasing arrangements in its financial statements for future periods. The Company does not expect that the new standard will have a material impact on the Company’s consolidated statement of operations or cash flows.
In June 2018, the FASB issued ASU No. 2018-07 (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. The Company will adopt this standard effective January 1, 2019 and does not expect the adoption of the standard to have a material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate a material impact to the consolidated financial statements as a result of the adoption of this standard.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract  (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this amendment will have on its consolidated financial statements.
3. Fair Value Measurement
The following tables present information about the Company's assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2018 Using
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$53,188	$53,188	$—	$—
Marketable securities:
Corporate debt securities	46,122	—	46,122	—
Commercial paper	4,489	—	4,489	—
	$103,799	$53,188	$50,611	$—

	Fair Value Measurements at December 31, 2017 Using
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,750	$57,750	$—	$—
Marketable securities:
Corporate debt securities	21,475	—	21,475	—
	$79,225	$57,750	$21,475	$—

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no changes in valuation techniques or transfers between the fair value measurement levels during the years ended December 31, 2018 or 2017. There were no liabilities measured at fair value on a recurring basis as of December 31, 2018 or 2017.
4. Marketable Securities
Marketable securities consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$46,197	$—	$(75)	$46,122
Commercial paper	4,489	—	—	4,489
	$50,686	$—	$(75)	$50,611

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$21,488	$—	$(13)	$21,475
	$21,488	$—	$(13)	$21,475
The contractual maturities of all securities held at December 31, 2018 are one year or less. As of December 31, 2018 and 2017, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $46.1 million and $20.7 million, respectively. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost bases. As a result, the Company determined that it did not hold any securities with any other-than-temporary impairment as of December 31, 2018.
There were no sales of available-for-sale securities during the years ended December 31, 2018 or 2017. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s consolidated results of operations.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Software	$1,180	$1,012
Laboratory equipment	8,230	6,088
Computer equipment	102	102
Furniture and fixtures	371	325
Leasehold improvements	592	335
Assets under construction	511	361
	10,986	8,223
Less: Accumulated depreciation and amortization	(2,781)	(1,335)
	$8,205	$6,888
Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $1.5 million, $0.9 million, and $0.4 million respectively.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation costs	$3,364	$1,468
Accrued professional service fees	1,262	2,490
Accrued external research and manufacturing costs	3,001	1,097
Accrued additions of property and equipment	243	815
Other accrued expenses	552	731
	$8,422	$6,601
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
The Company records rent expense on a straight-line basis over the lease term. Rent expense during the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $2.0 million and $1.0 million, respectively.
Future minimum lease payments for the Company's operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31
2019	$1,891
2020	1,948
2021	2,006
2022	2,066
2023	2,129
Thereafter	1,632
$11,672
Significant Agreements
Manufacturing Agreement
In December 2015, the Company entered into a manufacturing agreement (the "Manufacturing Agreement") with an independent third party (the "vendor") whereby the vendor performs manufacturing, analytical testing and quality assurance services related to the manufacture of drug product for use in the Company's preclinical and clinical activities. The Manufacturing Agreement included the development and establishment of a manufacturing suite (a "Cell") at the vendor's facility that would be used in the manufacturing process to fill orders of peptides ordered by the Company. All amounts incurred under the Manufacturing Agreement and subsequent amendments are recognized as research and development expense as incurred.
In October 2016, the Company and the vendor amended the Manufacturing Agreement (hereinafter the "2016 Manufacturing Agreement") to modify the payment due for the establishment of a second Cell and amend the fixed pricing for drug product produced by the vendor. The 2016 Manufacturing Agreement had a three-year term and was able to be terminated by the Company for convenience with six-months' notice.
In July 2017, the Company and the vendor further amended the 2016 Manufacturing Agreement (hereinafter the "2017 Manufacturing Agreement"). Under the 2017 Manufacturing Agreement, the Company will reimburse the vendor for specified

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

manufacturing costs incurred in the manufacture of the peptides, plus a fixed profit margin. The 2017 Manufacturing Agreement has a five-year term and can be terminated by the Company for convenience with three-months' notice.
Other Agreements
On November 13, 2015, the Company entered into a license agreement with the Broad Institute, Inc. (the "Broad"), a related party (see Note 14), as amended in January and November 2018, pursuant to which the Company has been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Broad, Dana-Farber Cancer Institute (the "DFCI") and The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH"), (the "2015 Broad Agreement") for technology to be utilized in the Company's research and development. As consideration for the license, the Company paid the Broad a non-refundable license fee of $0.1 million. As additional consideration for the license, the Company must pay the Broad immaterial annual license maintenance fees. Additionally, the Company granted 60,000 shares of restricted common stock to each of the Broad, DFCI and MGH, which were determined to have an aggregate fair value of $0.2 million, and reimbursed the Broad $0.6 million for a portion of its past patent expenses related to the in-licensed patent rights. In June 2018, to align with institutional policies in place between the Broad, DFCI and MGH, DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to the Broad. Under the 2015 Broad Agreement, the Company agreed to reimburse the Broad for future patent expenses related to the patents covered by the license agreement. The Company could be obligated to make up to $12.6 million of developmental milestone payments to the Broad if certain development milestones are achieved over the term of the license agreement. Additionally, under the terms of the license agreement, the Company could be obligated to make up to an aggregate of $97.5 million of payments upon the achievement of specified sales milestones and to pay tiered royalties of low to mid single-digit percentages on net sales of products licensed under the agreement. The Company is required to pay the Broad a low double-digit percentage of any consideration received by the Company from a sublicensee in consideration for a sublicense. No developmental or commercial milestones have been achieved to date. The Company has the right to terminate the agreement for any reason, with or without cause.
On August 5, 2016, the Company entered into a license agreement with the DFCI to grant the Company an exclusive, royalty-free license to provide certain licensed know-how. The know-how in this agreement has particular utility in connection with the development of the licensed products referred to in the 2015 Broad Agreement. The agreement also grants a non-exclusive, royalty free right to certain clinical data being generated by the DFCI. In consideration for the licenses, the Company granted 120,000 shares of common stock to each of the Broad and DFCI. The shares issued to the Broad were unrestricted and fully vested. The 120,000 shares issued to the DFCI contained a contingent repurchase option whereby, if the DFCI failed to achieve three specific milestones, the Company could repurchase the shares (one third for each milestone) at the original purchase price, which is at zero cost. The Company has accounted for these awards consistent with equity awards with performance-based vesting conditions and, upon it being probable that the Company would not repurchase the award associated with a milestone, the expense associated with the equity grant would be recognized. During the year ended December 31, 2016, no expense was recognized as it was not probable that the DFCI would achieve the milestones. During the year ended December 31, 2017, the repurchase option associated with one-third of the shares expired due to the achievement of the specified criteria and the Company recognized $0.2 million of incremental stock-based compensation expense, which is reflected within research and development expenses in the accompanying consolidated financial statements. During the year ended December 31, 2018, the repurchase option associated with an additional one-third of the shares expired due to the achievement of additional specified criteria and the Company recognized $0.4 million of incremental stock-based compensation expense, which is also reflected within research and development expenses in the accompanying consolidated financial statements. The Company has the right to terminate the license agreement with the DFCI for any reason, with or without cause.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between the parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers and other employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of these indemnification obligations. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to its obligations under these agreements in its consolidated financial statements as of December 31, 2018 or 2017.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
8. Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, none of which was issued or outstanding as of December 31, 2018.
As of December 31, 2017, the Company had 93,222,418 shares of preferred stock authorized, of which 55,500,000 shares were issued and outstanding and were designated as $0.001 par value Series A redeemable convertible preferred stock ("Series A preferred stock"), and 37,722,418 shares were issued and outstanding and were designated as $0.001 par value Series B redeemable convertible preferred stock ("Series B preferred stock").
The Company previously had issued shares of Series A and Series B preferred stock (together, the “Redeemable Convertible Preferred Stock”). The Redeemable Convertible Preferred Stock was classified outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the control of the Company.
In August 2015, the Company entered into a Series A preferred stock purchase agreement, which, as amended, provided for the issuance and sale of up to 55,000,000 shares of Series A preferred stock at a price of $1.00 per share in up to three closings. In December 2015, the Company entered into a subscription agreement, which provided for the issuance and sale of up to an additional 500,000 shares of Series A preferred stock at a price of $1.00 per share in up to three closings. Pursuant to these agreements, the Company issued and sold a total of 14,109,185 shares during the year ended December 31, 2015 for aggregate net proceeds of $9.5 million, in addition to the conversion of then-outstanding convertible notes and accrued interest of $4.6 million. Additionally, the Company issued and sold the remaining 41,390,815 shares under these agreements during the year ended December 31, 2016 for aggregate net proceeds of $41.4 million.
In December 2016, the Company entered into a stock purchase agreement and issued and sold 24,911,030 shares of Series B preferred stock at a price of $2.81 per share for proceeds of $69.7 million, net of issuance costs of $0.3 million. In December 2017, the Company entered into a subsequent stock purchase agreement and issued and sold an additional 12,811,388 shares of Series B preferred stock at a price of $2.81 per share for proceeds of $35.9 million, net of issuance costs of $0.1 million.
Upon completion of the Company’s IPO on June 29, 2018, all shares of the Redeemable Convertible Preferred Stock converted into an aggregate of 18,644,462 shares of common stock. As of December 31, 2018, there were no shares of Redeemable Convertible Preferred Stock issued or outstanding.
Redeemable Convertible Preferred Stock consisted of the following (in thousands, except share amounts):

	As of December 31, 2017
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	55,500,000	55,500,000	$63,012	$63,012	11,099,994
Series B preferred stock	37,722,418	37,722,418	111,883	111,883	7,544,468
	93,222,418	93,222,418	$174,895	$174,895	18,644,462
The holders of the Redeemable Convertible Preferred Stock had the following rights and preferences prior to conversion:
Voting Rights
The holders of Redeemable Convertible Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote and had the right to vote the number of shares equal to the number of shares of common stock into which such Redeemable Convertible Preferred Stock could convert on the record date for determination of stockholders entitled to vote. The holders of Series A preferred stock, exclusively and as a separate class, were entitled to elect two directors of the Company.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conversion
Each share of Redeemable Convertible Preferred Stock was convertible, at the option of the holder, at any time, and without the payment of additional consideration. In addition, the terms of the Redeemable Convertible Preferred Stock provided for automatic conversion into shares of common stock at the applicable conversion ratio then in effect (i) upon the closing of a firm commitment underwritten public offering with proceeds of at least $50.0 million after deducting underwriting discounts and commissions to the Company and the Company listing its common stock on the New York Stock Exchange or the Nasdaq Stock Market or (ii) upon the vote or written consent of the holders of at least 60% of the outstanding shares of the Redeemable Convertible Preferred Stock, voting together as a single class and, as to the conversion of the shares of Series B preferred stock, the vote of at least 60% of the outstanding shares of Series B preferred stock.
The conversion ratio of each series of Redeemable Convertible Preferred Stock was determined by dividing the Original Issue Price (as defined below) of each series of preferred stock by the Conversion Price (as defined below) of each series of preferred stock. The Original Issue Price per share was $1.00 for Series A preferred stock and $2.81 per share for Series B preferred stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Preferred Stock. The Conversion Price was $5.00 for Series A preferred stock and $14.05 for Series B preferred stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company's certificate of incorporation, as amended and restated.
Dividends
Holders of the Series A preferred stock and Series B preferred stock were entitled to receive cumulative accruing dividends at an annual rate of $0.08 per share and $0.2248 per share, respectively (each subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization). Dividends were to accrue from day to day, whether or not declared and were payable only when declared by the Company's board of directors. The Company could not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Redeemable Convertible Preferred Stock then outstanding were to first receive, or simultaneously receive, a dividend on each outstanding share of Redeemable Convertible Preferred Stock in an amount at least equal to the greater of (i) the amount of the aggregate accrued but unpaid dividends on each share of Redeemable Convertible Preferred Stock or (ii) (A) in the case of a dividend on common stock or any class or series of stock that was convertible into common stock, that dividend per share of Redeemable Convertible Preferred Stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of each share of Redeemable Convertible Preferred Stock, or (B) in the case of a dividend on any class or series that was not convertible into common stock, at a rate per share of Redeemable Convertible Preferred Stock determined by (1) dividing the amount of the dividend payable on each share of such class or series of capital stock by the Original Issue Price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination of or other similar recapitalization affecting such shares) and (2) multiplying such fraction by an amount equal to the Original Issue Price of each series of Redeemable Convertible Preferred Stock. If the Company declared, paid or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of the Redeemable Convertible Preferred Stock would be calculated based upon the dividend on the class or series of capital stock that would result in the highest Redeemable Convertible Preferred Stock dividend. No dividends have been declared or paid during the years ended December 31, 2018 or 2017.
Liquidation
In the event of any liquidation event, voluntary or involuntary, dissolution or winding up of the Company or Deemed Liquidation Event (as defined below), the holders of the then-outstanding Redeemable Convertible Preferred Stock were entitled to receive, prior and in preference to any distributions to the holders of the common stock an amount per share equal to the greater of (i) the applicable Original Issue Price for each of series of Redeemable Convertible Preferred Stock, plus any accrued but unpaid dividends, or (ii) the amount that would be payable if all shares of each series had been converted into common stock.
After payments had been made in full to the holders of the Redeemable Convertible Preferred Stock, then, to the extent available, the remaining amounts would have been distributed among the holders of the shares of common stock, pro rata based on the number of shares held by each holder.
Unless 60% of the holders of the Redeemable Convertible Preferred Stock, voting together as a single class, elected otherwise, a Deemed Liquidation Event would have included a merger or consolidation (other than one in which stockholders of the Company

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license, or other disposition of substantially all of the assets of the Company.
Redemption
At the written election of the holders of at least 60% of the Redeemable Convertible Preferred Stock, voting together as a single class, the shares of Redeemable Convertible Preferred Stock outstanding were redeemable, at any time on or after December 28, 2023, in three equal annual installments commencing no more than 60 days after receipt of the required vote, in an amount equal to the Original Issue Price per share of each series of Redeemable Convertible Preferred Stock plus all accrued but unpaid dividends thereon whether or not declared.
9. Common Stock
As of December 31, 2018 and 2017, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 and 130,000,000 shares, respectively, of common stock with a par value of $0.001 per share.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company's board of directors, if any, subject to the preferential dividend rights of the Redeemable Convertible Preferred Stock. No dividends have been declared or paid during the years ended December 31, 2018 or 2017.
As of December 31, 2018 and 2017 the Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2018	2017
Shares reserved for conversion of Series A preferred stock outstanding	—	11,099,994
Shares reserved for conversion of Series B preferred stock outstanding	—	7,544,468
Shares reserved for exercise of outstanding stock options under the 2015 Stock Option and Grant Plan	2,071,013	1,587,293
Shares reserved for future issuance under the 2015 Stock Option and Grant Plan	—	1,684,952
Shares reserved for exercise of outstanding stock options under the 2018 Stock Option and Grant Plan	477,060	—
Shares reserved for future issuance under the 2018 Stock Option and Grant Plan	760,628	—
Shares reserved for future issuance under the 2018 Employee Stock Purchase Plan	270,000	—
	3,578,701	21,916,707
10. Stock-Based Compensation
2015 Stock Option and Grant Plan
The Company's 2015 Stock Option and Grant Plan, as amended (the "2015 Plan"), provided for the Company to grant incentive or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors and consultants of the Company. The 2015 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions for awards granted under the 2015 Plan were determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of the stock options was not permitted to be less than 100% of the fair market value of a share of the Company's common stock on the date of grant and the term of the stock options was not permitted to be greater than ten years. Stock options granted under the 2015 Plan to employees generally vest over four years and expire after 10 years.
The total number of shares of common stock that were authorized for issuance under the 2015 Plan was 4,665,175 shares as of December 31, 2017. As of the effective date of the 2018 Stock Option and Incentive Plan, and as of December 31, 2018, no shares remained available for future issuance under the 2015 Plan.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 Stock Option and Incentive Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 26, 2018. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,215,000 shares, which shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee.
As of the effective date of the 2018 Plan, the Company will not grant any further awards under the 2015 Plan. However, the shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2015 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.
The terms of stock options and restricted stock awards, including vesting requirements, are determined by the board of directors or its delegates, subject to the provisions of the 2018 Plan.
 As of December 31, 2018, there were 760,628 shares available for future issuance under the 2018 Plan.
2018 Employee Stock Purchase Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 26, 2018. A total of 270,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the lesser of (i) 405,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the Company’s ESPP. No offering periods under the 2018 ESPP had been initiated as of December 31, 2018.
Stock Options
The following table summarizes changes in stock option activity during the year ended December 31, 2018 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	1,587,293	$4.11	9.17	$8,790
Granted	1,137,083	11.01
Exercised	(129,510)	3.13
Forfeited	(46,793)	11.52
Outstanding as of December 31, 2018	2,548,073	$7.11	8.68	$1,965
Options vested or expected to vest as of December 31, 2018	2,548,073	$7.11	8.68	$1,965
Options exercisable as of December 31, 2018	592,771	$3.81	8.09	$956
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $8.81, $5.00 and $2.10, respectively.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $1.1 million and $0.1 million, respectively. There were no options exercised during the year ended December 31, 2016.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	101.10%	103.28%	103.52%
Risk-free interest rate	2.69%	1.92%	1.48%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.00	6.04	6.04
There were no stock option awards granted to non-employees during the year ended December 31, 2018. Stock option awards granted to non-employees during the years ended December 31, 2017 and 2016 were not significant.
Restricted Common Stock
Restricted stock awards originally issued under the terms of the 2015 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employees or non-employees terminate their service relationship with the Company.
No shares of restricted common stock were issued during the years ended December 31, 2018 or 2017.
The following table summarizes the Company's restricted common stock activity under the 2015 Plan since December 31, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested restricted common stock as of December 31, 2017	703,155	$1.93
Canceled	(12,625)	$1.25
Vested	(306,566)	$1.76
Unvested restricted common stock as of December 31, 2018	383,964	$1.97
The aggregate fair value of restricted common stock awards that vested during the years ended December 31, 2018, 2017 and 2016, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $3.1 million, $2.3 million and $0.6 million, respectively.
Founder and Collaborator Awards
From May 2015 through July 2016, the Company issued 1,510,000 shares of restricted common stock outside of the 2015 Plan to non-employee founders and collaborators. No such shares of restricted common stock were issued during the years ended December 31, 2018 or 2017. The shares were issued under the terms of the respective restricted common stock agreements and unvested shares are subject to repurchase by the Company upon the holder's termination of their relationship with the Company. The unvested shares of restricted common stock are subject to the Company's right to repurchase at the original purchase price per share.
Of the total shares of restricted common stock awarded to the founders and collaborators, 300,000 shares vested immediately upon grant; 910,000 shares vest quarterly over a four-year period based on each grantee's continued service relationship with the Company in varying capacity as advisors; and 180,000 shares vest upon the achievement of specified performance milestones. Additionally, 120,000 shares were issued as fully vested awards, but are subject to a repurchase option, which expires upon the achievement of specified milestones. Through December 31, 2018, the repurchase option on 80,000 of these shares expired.
Of these awards, the underlying restricted common stock agreement for 180,000 shares of restricted common stock provides for a put option whereby the recipient may sell its vested shares back to the Company at a price per share equal to the fair value of the Company's common stock upon both (i) the termination of the consulting agreement between the recipient and the Company for any reason and (ii) the determination by the recipient's employer that the ownership of the restricted common stock is in violation

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the employer's conflict of interest policy. Prior to the closing of the Company’s IPO, these awards were classified in the consolidated balance sheet as contingently redeemable common stock and were presented outside of permanent equity. As of December 31, 2017, $0.4 million was recorded in temporary equity related to these awards. Upon the closing of the Company’s IPO, this put option expired and the amount recorded in temporary equity was recorded to additional paid in capital.
A summary of the changes in the Company's unvested restricted common stock awards granted to founders and collaborators since December 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested restricted common stock as of December 31, 2017	578,123	$1.30
Vested	(227,498)	$1.29
Unvested restricted common stock as of December 31, 2018	350,625	$1.29
The aggregate fair value of restricted common stock awards issued outside of the 2015 Plan that vested during the years ended December 31, 2018, 2017 and 2016, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $2.3 million, $1.5 million and $0.9 million, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to all stock-based awards in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$3,840	$2,191	$1,024
General and administrative expenses	2,389	851	346
	$6,229	$3,042	$1,370
During the year ended December 31, 2018, the Company recognized stock-based compensation expense of $0.4 million for awards with performance-based vesting conditions related to the expiration of an additional repurchase option on a portion of the unvested restricted common shares issued to the DFCI (see Note 7). During the year ended December 31, 2017, the Company recognized stock-based compensation expense of $0.2 million for awards with performance-based vesting conditions related to the expiration of a repurchase option on a portion of the unvested restricted common shares issued to the DFCI upon the achievement of a specified development milestone by the DFCI. During the year ended December 31, 2016, the Company did not recognize any stock-based compensation expense for the awards granted with performance-based vesting conditions because the performance conditions under outstanding awards were not probable of being achieved.
As of December 31, 2018, the Company had an aggregate of $10.3 million of unrecognized stock-based compensation expense related to unvested stock option awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 2.6 years. Additionally, as of December 31, 2018, the Company had an aggregate of $1.4 million of unrecognized stock-based compensation expense related to unvested restricted common stock awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 1.0 years.
11. 401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. The Company made $0.1 million in contributions to the 401(k) Plan for the year ended December 31, 2018 and did not make any contributions for the years ended December 31, 2017 and 2016, respectively.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes
2017 U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted, which significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Reform Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from the existing top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carry backs, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as "orphan drugs".
As of December 31, 2017, the Company was still in the process of analyzing the impact to the Company of the Tax Reform Act. Where the Company was not able to make reasonable estimates of the effects for which its analysis was not yet complete, the Company recorded provisional amounts. During the year ended December 31, 2018, the Company finalized its analysis and filed its 2017 U.S. corporate income tax return. As a result, no material adjustments were made to the net provisional amounts recorded as of December 31, 2017 related to the Tax Reform Act.
Income Taxes
During the years ended December 31, 2018, 2017 or 2016 the Company recorded no income tax benefits for the net operating losses incurred and research and development tax credits earned in each year or interim period due to its uncertainty of realizing a benefit from those items.
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	5.9	5.0	5.3
Federal and state research and development tax credits	4.7	2.9	3.6
Other	0.3	(0.6)	2.5
Nondeductible items	(1.3)	(1.9)	(4.7)
Change in rate on deferred taxes as a result of Tax Reform Act	—	(19.9)	—
Change in valuation allowance	(30.6)	(19.5)	(40.7)
Effective income tax rate	—%	—%	—%

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net deferred taxes consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$32,096	$22,082
Capitalized research and development expenses	8,611	—
Research and development tax credit carryforwards	6,414	2,127
Stock-based compensation	150	—
Deferred rent	230	217
Accruals and reserves	866	363
Other	4	—
Total deferred tax assets	48,371	24,789
Valuation allowance	(47,536)	(23,964)
Deferred tax liabilities:
Stock-based compensation	—	(175)
Depreciation	(835)	(650)
Net deferred tax assets	$—	$—
As of December 31, 2018, the Company had federal net operating loss carry forwards of approximately $117.1 million, which resulted in a deferred tax asset of $24.6 million, of which $79.1 million will begin to expire in 2034 and $38.0 million which can be carried forward indefinitely. As of December 31, 2018, the Company also had state net operating loss carry forwards of approximately $118.7 million, which resulted in deferred tax assets of $7.5 million, which begin to expire in 2034.
As of December 31, 2018, the Company had federal research and development tax credit carry forwards of approximately $5.2 million, which resulted in a deferred tax asset of $5.2 million, which begin to expire in 2034. As of December 31, 2018, the Company also had state research and development tax credit carry forwards of approximately $1.5 million, which resulted in a deferred tax asset of $1.2 million, which begin to expire in 2029.
Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017 were primarily due to the increase in net operating loss carryforwards, and were as follows:

	Year Ended December 31,
	2018	2017	2016
Valuation allowance as of beginning of year	$23,964	$14,706	$3,537
Increases recorded to income tax provision	23,765	9,832	11,760
Decreases recorded as a benefit to income tax provision	(193)	(574)	(591)
Valuation allowance as of end of year	$47,536	$23,964	$14,706
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018, 2017 or 2016.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2018 and 2017, the Company's tax years are still open under statute from 2014 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carry forwards are used in future periods. It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense) and interest expense, respectively, as necessary. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations and comprehensive loss.
13. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(76,934)	$(47,536)	$(27,433)
Accretion of redeemable convertible preferred stock to redemption value	(6,371)	(10,396)	(2,989)
Net loss attributable to common stockholders	$(83,305)	$(57,932)	$(30,422)

Denominator:
Weighted average common shares outstanding, basic and diluted	15,036,397	1,687,859	990,171

Net loss per share attributable to common stockholders, basic and diluted	$(5.54)	$(34.32)	$(30.72)
The Company excluded 734,589, 1,281,278 and 1,874,023 shares of restricted common stock for the years ended December 31, 2018, 2017 and 2016, respectively, from the calculation of basic net loss per share because these shares had not vested.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2018	2017	2016
Series A preferred stock (as converted to common stock)	—	11,099,994	11,099,994
Series B preferred stock (as converted to common stock)	—	7,544,468	4,982,201
Outstanding stock options	2,548,073	1,587,293	986,113
Unvested restricted common stock	734,589	1,281,278	1,874,023
	3,282,662	21,513,033	18,942,331
14. Related Parties
During the years ended December 31, 2018, 2017 and 2016, the Company paid fees to Third Rock Ventures, LLC ("TRV"), an affiliate of one of the Company's principal stockholders, in exchange for consulting services. These services included services as the Company's interim Chief Executive Officer and interim Chief Scientific Officer during the year ended December 31, 2016. The Company recorded expenses related to such fees of an insignificant amount, $0.1 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, the Company had no such amounts and an insignificant amount, respectively, in accounts payable and accrued expenses due to TRV.
A member of the Company’s board of directors is a founding director and the current president of the Broad. In November 2015, the Company entered into the 2015 Broad Agreement with the Broad (see Note 7) and, as consideration, the Company granted 60,000 shares of restricted common stock to the Broad, which were determined to have a fair value of $0.1 million. Additionally, the Company must pay the Broad immaterial annual license maintenance fees. At the time the Company entered into the 2015 Broad Agreement, the Company reimbursed the Broad $0.6 million for a portion of past patent expenses and, under the terms of the license agreement, the Company is required to reimburse Broad for future patent expenses related to patents licensed to the Company. The Company could be obligated to make up to $12.6 million of developmental milestone payments to the Broad if certain development milestones are achieved over the term of the license agreement. Additionally, under the terms of the license agreement, the Company could be obligated to make up to an aggregate of $97.5 million of payments upon the achievement of specified sales milestones and to pay tiered royalties of low to mid single-digit percentages on net sales of products licensed under the agreement. The Company is required to pay the Broad a low double-digit percentage of any consideration received by the Company from a sublicensee in consideration for a sublicense. No developmental or commercial milestones have been achieved to date.
In August 2016, the Company entered into a license agreement with the DFCI in connection with the development of licensed products referred to in the 2015 Broad Agreement. As consideration, the Company granted 120,000 shares of restricted common stock to the Broad, which were determined to have a fair value of $0.2 million. In June 2018, to align with institutional policies in place between the Broad, DFCI and MGH, the DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to the Broad. The Company recorded expenses related to payments to the Broad of $2.0 million, $0.8 million and $0.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, the Company had $2.0 million and $0.2 million in accounts payable and accrued expenses due to the Broad, respectively.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Selected Quarterly Financial Data (Unaudited)
The following table contains selected quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Total operating expenses	$16,757	$19,117	$19,053	$23,774
Total other income (expense), net	237	218	662	650
Net loss	(16,520)	(18,899)	(18,391)	(23,124)
Accretion of redeemable convertible preferred stock to redemption value	(3,186)	(3,185)	—	—
Net loss attributable to common stockholders	$(19,706)	$(22,084)	$(18,391)	$(23,124)
Net loss per share attributable to common stockholders, basic and diluted	$(9.47)	$(7.84)	$(0.67)	$(0.84)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Total operating expenses	$9,548	$9,764	$14,142	$14,633
Total other income (expense), net	79	162	153	157
Net loss	(9,469)	(9,602)	(13,989)	(14,476)
Accretion of redeemable convertible preferred stock to redemption value	(2,476)	(2,503)	(2,530)	(2,887)
Net loss attributable to common stockholders	$(11,945)	$(12,105)	$(16,519)	$(17,363)
Net loss per share attributable to common stockholders, basic and diluted	$(8.10)	$(7.55)	$(9.59)	$(8.93)
16. Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2018, but prior to the filing of the financial statements with the SEC to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.		Exhibit Index

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38551) filed with the SEC on June 29, 2018)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38551) filed with the SEC on June 29, 2018)

4.1
Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated December 28, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1(File No. 333-225330) filed with the SEC on May 31, 2018)

4.2
Specimen Stock Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A(File No. 333-225330) filed with the SEC on June 15, 2018)

10.1	#
2018 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A(File No. 333-225330) filed with the SEC on June 15, 2018)

10.2	#
2018 Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A(File No. 333-225330) filed with the SEC on June 15, 2018)

10.3	#	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A(File No. 333-225330) filed with the SEC on June 15, 2018)

10.4	#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A(File No. 333-225330) filed with the SEC on June 15, 2018)

10.5	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A(File No. 333-225330) filed with the SEC on June 15, 2018)

10.6	†
License Agreement by and between the Broad Institute, Inc. and the Registrant, dated as of November 13, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1(File No. 333-225330) filed with the SEC on May 31, 2018)

10.7	#
Form of Employment Agreement with Executive Officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A(File No. 333-225330) filed with the SEC on June 15, 2018)

10.8
Lease by and between BMR-Sidney Research Campus LLC and the Registrant, dated as of January 21, 2016, as amended (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1(File No. 333-225330) filed with the SEC on May 31, 2018)

10.9	**	First Amendment to the License Agreement by and between the Broad Institute, Inc. and the Registrant, dated as of January 16, 2018

10.10	**	Second Amendment to the License Agreement by and between the Broad Institute, Inc. and the Registrant, dated as of November 14, 2018

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	***
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Hugh O’Dowd, President and Chief Executive Officer of the Company, and Yasir B. Al-Wakeel, B.M.B.Ch., Chief Financial Officer of the Company

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
___________________

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#    Indicates a management contract or any compensatory plan, contract or arrangement.
*    Filed herewith.

**
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

***
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON THERAPEUTICS, INC.
By:	/s/ Hugh O'Dowd
Hugh O'Dowd President, Chief Executive Officer and Principal Executive Officer
Dated: March 11, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hugh O'Dowd	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
Hugh O'Dowd

/s/ Yasir B. Al-Wakeel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2019
Yasir B. Al-Wakeel, B.M.B.Ch.

/s/ Robert Bazemore	Director	March 11, 2019
Robert Bazemore

/s/ Robert Kamen	Director	March 11, 2019
Robert Kamen, Ph.D.

/s/ Eric S. Lander	Director	March 11, 2019
Eric S. Lander, Ph.D.

/s/ Cary G. Pfeffer	Director	March 11, 2019
Cary G. Pfeffer, M.D.

/s/ Stephen A. Sherwin	Director	March 11, 2019
Stephen A. Sherwin, M.D.

/s/ Robert Tepper	Director	March 11, 2019
Robert Tepper, M.D.

/s/ Meryl Zausner	Director	March 11, 2019
Meryl Zausner