Form 10-Q
period 2019-03-31
Neon Therapeutics, Inc.
filed 2019-05-13
CIK 1694187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-38551
NEON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________________________________

Delaware	46-3915846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 Erie St., Suite 110 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)
___________________________________________________________________
(617) 337-4701
(Registrant’s telephone number, including area code)
___________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trade Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NTGN	The Nasdaq Global Select Market
As of April 30, 2019, there were 28,331,344 shares of common stock, $0.001 par value per share, outstanding.

Item No.		Page

Part I. Financial Information

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	5
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Contingently Redeemable Restricted Common Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	28

Part II. Other Information

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73

Signatures		74

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$49,264	$52,700
Marketable securities	32,000	50,611
Prepaid expenses and other current assets	2,349	2,116
Total current assets	83,613	105,427
Operating lease, right-of-use assets	8,441	—
Property and equipment, net	8,488	8,205
Other long-term assets	498	456
Total assets	$101,040	$114,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,112	$4,268
Accrued expenses	6,237	8,422
Operating lease liabilities, current	1,110	—
Total current liabilities	11,459	12,690
Operating lease liabilities, net of current portion	7,488	—
Other liabilities	22	149
Total liabilities	18,969	12,839
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 28,331,344 and 28,314,274 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	276,837	275,058
Accumulated other comprehensive loss	(8)	(75)
Accumulated deficit	(194,786)	(173,762)
Total stockholders’ equity	82,071	101,249
Total liabilities and stockholders’ equity	$101,040	$114,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$16,172	$13,158
General and administrative	5,408	3,599
Total operating expenses	21,580	16,757
Loss from operations	(21,580)	(16,757)
Other income (expense), net
Interest income	556	247
Other expense	—	(10)
Total other income, net	556	237
Net loss	(21,024)	(16,520)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,186)
Net loss attributable to common stockholders	$(21,024)	$(19,706)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(9.47)
Weighted average common shares outstanding, basic and diluted	27,651,067	2,080,993

Comprehensive loss:
Net loss	$(21,024)	$(16,520)
Other comprehensive income:
Unrealized gains on marketable securities	67	5
Total other comprehensive income	67	5
Comprehensive loss	$(20,957)	$(16,515)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE RESTRICTED COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Contingently Redeemable Restricted Common Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	$—	28,314,274	$28	$275,058	$(75)	$(173,762)	$101,249
Stock-based compensation expense	—	—	—	—	—	1,729	—	—	1,729
Exercise of stock options	—	—	—	17,070	—	45	—	—	45
Vesting of restricted common stock	—	—	—	—	—	5	—	—	5
Unrealized gains on marketable securities	—	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	—	(21,024)	(21,024)
Balance at March 31, 2019	—	$—	$—	28,331,344	$28	$276,837	$(8)	$(194,786)	$82,071

Balance at December 31, 2017	93,222,418	$174,895	$355	3,302,927	$3	$—	$(13)	$(93,562)	$(93,572)
Stock-based compensation expense	—	—	99	—	—	1,551	—	—	1,551
Accretion of redeemable convertible preferred stock to redemption value	—	3,186	—	—	—	(1,557)	—	(1,629)	(3,186)
Vesting of restricted common stock	—	—	—	—	—	6	—	—	6
Unrealized gains on marketable securities	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2018	93,222,418	$178,081	$454	3,302,927	$3	$—	$(8)	$(111,711)	$(111,716)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,024)	$(16,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	415	330
Non-cash lease expense	287	—
Net amortization of premiums and discounts on marketable securities	(21)	159
Stock-based compensation expense	1,729	1,650
Loss on disposal of property and equipment	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(233)	(78)
Other long-term assets	(42)	125
Accounts payable	—	(92)
Accrued expenses and other liabilities	(2,012)	(512)
Lease liabilities	(254)	—
Net cash used in operating activities	(21,155)	(14,929)
Cash flows from investing activities:
Purchases of marketable securities	—	(11,990)
Sales and maturities of marketable securities	18,700	15,650
Purchases of property and equipment	(1,026)	(1,458)
Net cash provided by investing activities	17,674	2,202
Cash flows from financing activities:
Payment of initial public offering costs	—	(1,091)
Proceeds from exercise of stock options	45	—
Net cash provided by (used in) financing activities	45	(1,091)
Net decrease in cash, cash equivalents and restricted cash	(3,436)	(13,818)
Cash, cash equivalents and restricted cash, beginning of period	53,156	58,857
Cash, cash equivalents and restricted cash, end of period	$49,720	$45,039

Supplemental disclosure of non-cash items:
Accretion of redeemable convertible preferred stock to redemption value	$—	$3,186
Purchases of property and equipment included in accounts payable and accrued expenses	$168	$419
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,003
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	March 31,
	2019	2018
Cash and cash equivalents	$49,264	$44,432
Restricted cash included in other long-term assets	456	607
Total cash, cash equivalents and restricted cash	$49,720	$45,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of the Business
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
NEON / SELECT is the Company's precision medicine approach to neoantigen-targeted therapies. The Company's first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer, for which the Company expects to file an Investigational New Drug application in the second quarter of 2019.
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
Initial Public Offering
On June 29, 2018, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 6,250,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts, commissions and other offering costs. Upon the closing of the IPO in June 2018, all shares of the Company’s outstanding redeemable convertible preferred stock converted into an aggregate of 18,644,462 shares of common stock (see Note 9). In advance of the IPO, the board of directors and the stockholders of the Company approved a one-for-five reverse split of the Company’s issued and outstanding common stock that became effective on June 13, 2018. All common share and per share amounts in these condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
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
The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2019, the Company has funded its operations with net proceeds of $89.9 million from its IPO, as well as an aggregate of $161.1 million of net proceeds from sales of the Company’s preferred stock and convertible debt. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of March 31, 2019 and December 31, 2018, the Company had an accumulated deficit of $194.8 million and $173.8 million, respectively. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to develop, manufacture and commercialize its products.
The Company expects that, based on its current operating plan, its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.
The Company expects that it will continue to incur significant expenses in connection with its ongoing business activities. As a result, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Neon Therapeutics, Inc. and its wholly owned subsidiary, Neon Securities Corporation. All intercompany transactions and balances have been eliminated. The Company consolidates entities in which it has a controlling financial interest.
Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018, and notes thereto, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC") on March 11, 2019 (the “Annual Report on Form 10-K”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2019, and the results of its operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2019, except as discussed below with respect to the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates of accounting reflected in these condensed consolidated financial statements include, but are not limited to, estimates related to accrued expenses, the valuation of common stock prior to the completion of the Company's IPO, stock-based compensation, the present value of lease liabilities and the corresponding right-of-use assets and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results could differ from those estimates or assumptions.
Recently Adopted Accounting Pronouncements
ASU No. 2016-02, Leases
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability, as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements. Leases are classified as either operating or finance based on criteria similar to existing lease accounting, with the classification affecting the pattern and classification of expense recognition in the statement of operations. The FASB subsequently issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company adopted these amendments with ASU 2016-02 (collectively, the "New Leasing Standards") effective January 1, 2019.
The Company adopted the New Leasing Standards as of the effective date of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Comparative periods in the Company's financial statements will be presented in accordance with the existing guidance under Accounting Standards Codification ("ASC") Topic 840, Leases. Upon adoption, the Company took advantage of the transition package of practical expedients permitted within ASU 2016-02, which allowed the Company not to reassess previous accounting conclusions around whether arrangements are, or contain, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet.
Under the New Leasing Standards, the Company determines whether an arrangement is or contains a lease at the inception of the contract based on the unique facts and circumstances around identified assets, if present, and control over those identified assets. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company uses the implicit rate when readily determinable and uses its estimated incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.
Adoption of the New Leasing Standards resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $8.7 million and $8.9 million, respectively, as of January 1, 2019. As of March 31, 2019, the Company did not have any finance leases. The adoption of the New Leasing Standards did not materially impact the Company's condensed consolidated statement of operations.
ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).  The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.
The Company adopted this standard as of the effective date of January 1, 2019. Prior to the adoption of ASU 2018-07, for share-based awards granted to nonemployees, compensation expense was recognized over the period during which services were rendered by such nonemployees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model, as applicable. After the adoption of ASU 2018-07, equity-classified share-based payment awards issued to nonemployees are measured at grant date fair value similarly to those of employees and are no longer revalued as the equity instruments vest. The new standard allows entities to use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate a material impact to the condensed consolidated financial statements as a result of the adoption of this standard.
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
3. Fair Value Measurement
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at March 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$49,323	$49,323	$—	$—
Marketable securities:
Corporate debt securities	32,000	—	32,000	—
	$81,323	$49,323	$32,000	$—

		Fair Value Measurements at December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$53,188	$53,188	$—	$—
Marketable securities:
Corporate debt securities	46,122	—	46,122	—
Commercial paper	4,489	—	4,489	—
	$103,799	$53,188	$50,611	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2019 or 2018. There were no liabilities measured at fair value on a recurring basis as of March 31, 2019 or December 31, 2018.
4. Marketable Securities
Marketable securities consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$32,008	$1	$(9)	$32,000
	$32,008	$1	$(9)	$32,000

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$46,197	$—	$(75)	$46,122
Commercial paper	4,489	—	—	4,489
	$50,686	$—	$(75)	$50,611
The contractual maturities of all securities held at March 31, 2019 are one year or less. As of March 31, 2019 and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $22.7 million and $46.1 million, respectively. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost bases. As a result, the Company determined that it did not hold any securities with any other-than-temporary impairment as of March 31, 2019.
There were no sales of available-for-sale securities during the three months ended March 31, 2019 or 2018. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Software	$1,181	$1,180
Laboratory equipment	8,918	8,230
Computer equipment	102	102
Furniture and fixtures	371	371
Leasehold improvements	673	592
Assets under construction	439	511
	11,684	10,986
Less: Accumulated depreciation and amortization	(3,196)	(2,781)
	$8,488	$8,205
Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $0.3 million, respectively.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation costs	$1,814	$3,364
Accrued professional services	727	1,262
Accrued external research and manufacturing costs	2,963	3,001
Accrued additions of property and equipment	70	243
Other accrued expenses	663	552
	$6,237	$8,422
7. Leases
On January 21, 2016, the Company entered into an operating lease agreement for office and laboratory space at its current headquarters in Cambridge, Massachusetts. The lease commenced on September 28, 2016 and expires on September 27, 2024. The Company has the right to extend the lease for one additional five-year period at a market rental rate as determined by the landlord and agreed to by the Company. Per the terms of the lease agreement, the Company does not have any residual value guarantees. In connection with the lease agreement, the Company issued a letter of credit to the landlord for $0.5 million. The Company secured the letter of credit for the full amount of the letter with cash on deposit, which is reported as restricted cash, and which is classified within other long-term assets.
The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liability related to the lease:

•
Expected lease term - The expected lease term includes the contractual lease period. The lease agreement contains a renewal option, which was not included in the calculation of the right-of-use asset and lease liabilities as the renewal is not reasonably certain.

•
Incremental borrowing rate- As the Company’s lease does not provide a readily determinable implicit rate, nor is it available from the lessor, the Company estimated the incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

The Company recognized the right-of-use asset and corresponding lease liability on January 1, 2019 by calculating the present value of lease payments, discounted at 10%, the Company’s estimated incremental borrowing rate, over the 5.7 years expected remaining lease term.  Amortization of the operating lease right-of-use asset for the lease was $0.3 million for the three months ended March 31, 2019 and was included in operating expenses. The variable lease expense, which includes common area maintenance, utility charges and management fees was $0.2 million for the three months ended March 31, 2019. As of March 31, 2019 the remaining lease term was 5.40 years.
The Company also, from time to time, enters into short-term operating lease arrangements for certain laboratory and office equipment. Leases with a term of twelve months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, the Company has elected to combine lease and non-lease components for all classes of underlying assets.
The components of lease expense and related cash flows were as follows (in thousands):

Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$502
Variable lease cost	243
Short-term lease cost	108
Total lease cost	$853

Cash paid for amounts included in the measurement of lease liabilities	$469
Future lease payments for the Company's operating leases as of March 31, 2019 were as follows (in thousands):

Year Ending December 31,
2019 (remaining nine months)	$1,422
2020	1,948
2021	2,006
2022	2,066
2023	2,128
Thereafter	1,632
Total future minimum lease payments	$11,202
Less: interest	(2,604)
Present value of operating lease liabilities	$8,598

Under the prior lease guidance, future minimum lease payments for the Company's operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31
2019	$1,891
2020	1,948
2021	2,006
2022	2,066
2023	2,129
Thereafter	1,632
Total future minimum lease payments	$11,672
8. Commitments and Contingencies
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
Other Agreements
License Agreement with the Broad Institute, Inc.
On November 13, 2015, the Company entered into a license agreement with the Broad Institute, Inc. (the "Broad"), a related party (see Note 12) and, in January and November 2018, the Company entered into amendments to the license agreement (as amended to date, the “Broad Agreement”). Under the Broad Agreement, the Company has been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by the Broad, Dana-Farber Cancer Institute (the "DFCI") and The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH") to develop and commercialize any diagnostic, prognostic, preventative or therapeutic product for humans, including any neoantigen vaccine product. In particular, the Company has been granted both exclusive and non-exclusive licenses to a patent portfolio comprised of twelve patent families, including certain granted patents and pending patent applications in the United States and foreign jurisdictions.
Pursuant to the terms of the Broad Agreement, the Company has also been granted (i) a non-exclusive license under each institution's respective interest in certain of its patent rights to exploit the licensed products in the field in the territory during the term of the license and (ii) a non-exclusive license under each institution's licensed know-how, to exploit any diagnostic, prognostic, preventative or therapeutic product in the field in the territory during the term of the license. The Company is also entitled to sub-license the rights granted to it under the Broad Agreement. In connection with the Broad Agreement, the Company has also entered into a non-exclusive software license with the Broad under which it licenses certain object and source codes for several software programs. These licenses and rights are subject to certain limitations and retained rights, including field restrictions.
As consideration for the license, the Company paid the Broad a non-refundable license fee of $0.1 million. As additional consideration for the license, the Company must pay the Broad immaterial annual license maintenance fees. Additionally, the Company granted 60,000 shares of restricted common stock to each of the Broad, DFCI and MGH, which were determined to have an aggregate fair value of $0.2 million, and reimbursed the Broad $0.6 million for a portion of its past patent expenses related to the in-licensed patent rights. In June 2018, to align with institutional policies in place between the Broad, DFCI and MGH, DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to the Broad. Under the Broad Agreement, the Company agreed to reimburse the Broad for future patent expenses related to the patents covered by the license agreement. The Company could be obligated to make up to $12.6 million of developmental milestone payments to the Broad if certain development milestones are achieved over the term of the license agreement. Additionally, under the terms of the license agreement, the Company could be obligated to make up to an aggregate of $97.5 million of payments upon the achievement of specified sales milestones and to pay tiered royalties of low to mid single-digit percentages on net sales of products licensed under the agreement. The Company is required to pay the Broad a low double-digit percentage of any consideration received by the Company from a sublicensee in consideration for a sublicense. No developmental or commercial milestones have been achieved to date. The Company has the right to terminate the agreement for any reason, with or without cause.
License Agreement with the Dana-Farber Cancer Institute
On August 5, 2016, the Company entered into a license agreement with the DFCI to grant the Company an exclusive, royalty-free license to provide certain licensed know-how. The know-how in this agreement has particular utility in connection with the development of the licensed products referred to in the Broad Agreement. The agreement also grants a non-exclusive, royalty free right to certain clinical data being generated by the DFCI. In consideration for the licenses, the Company granted 120,000 shares of common stock to each of the Broad and the DFCI. The shares issued to the Broad were unrestricted and fully vested. The 120,000 shares issued to the DFCI contained a contingent repurchase option whereby, if the DFCI failed to achieve three specific milestones, the Company could repurchase the shares (one-third for each milestone) at the original purchase price, which is at zero cost. The Company has accounted for these awards consistent with equity awards with performance-based vesting conditions and, upon it being probable that the Company would not repurchase the award associated with a milestone, the expense associated with the equity grant would be recognized. During the three months ended March 31, 2018, the repurchase option associated with one-third of the shares expired due to the achievement of the specified criteria and the Company recognized $0.4 million of incremental stock-based compensation expense, which was reflected within research and development expenses in the accompanying condensed consolidated financial statements. Through March 31, 2019, the repurchase option on 80,000 of these shares has expired. The Company has the right to terminate the license agreement with the DFCI for any reason, with or without cause.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between the parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers and other employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of these indemnification obligations. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to its obligations under these agreements in its condensed consolidated financial statements as of March 31, 2019 or December 31, 2018.
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
9. Preferred Stock and Common Stock
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, none of which was issued or outstanding as of March 31, 2019 or December 31 2018.
Upon completion of the Company’s IPO on June 29, 2018, all shares of the Company's previously issued Redeemable Convertible Preferred Stock converted into an aggregate of 18,644,462 shares of common stock. As of March 31, 2019 and December 31, 2018, there were no shares of Redeemable Convertible Preferred Stock issued or outstanding.

Common Stock
As of March 31, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock with a par value of $0.001 per share.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid during the three months ended March 31, 2019 or 2018.
As of March 31, 2019 and December 31, 2018 the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2019	December 31, 2018
Shares reserved for exercise of outstanding stock options	3,564,631	2,548,073
Shares reserved for vesting of restricted stock units	484,339	—
Shares reserved for future issuance under the 2018 Stock Option and Grant Plan	375,231	760,628
Shares reserved for future issuance under the 2018 Employee Stock Purchase Plan	553,142	270,000
	4,977,343	3,578,701
10. Stock-Based Compensation
2015 Stock Option and Grant Plan
The Company’s 2015 Stock Option and Grant Plan, as amended (the “2015 Plan”), provided for the Company to grant incentive or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors and consultants of the Company. As of June 26, 2018, the effective date of the 2018 Stock Option and Incentive Plan, and as of March 31, 2019 and December 31, 2018, no shares remained available for future issuance under the 2015 Plan.
2018 Stock Option and Incentive Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 26, 2018. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,215,000 shares, which was cumulatively increased on January 1, 2019 and which will be cumulatively increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. Effective January 1, 2019, 1,132,570 additional shares were automatically added to the shares authorized for issuance under the 2018 Plan and these shares were subsequently registered on a Registration Statement on Form S-8.
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
As of March 31, 2019, there were 375,231 shares available for future issuance under the 2018 Plan.
2018 Employee Stock Purchase Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 26, 2018. A total of 270,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the lesser of (i) 405,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the Company’s ESPP. Effective January 1, 2019, 283,142 additional shares were automatically added to the shares authorized for issuance under the ESPP and these shares were subsequently registered on a Registration Statement on Form S-8. No offering periods under the 2018 ESPP had been initiated as of March 31, 2019.

Stock Options
The following table summarizes changes in stock option activity during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	2,548,073	$7.11	8.68	$1,965
Granted	1,033,628	6.16
Exercised	(17,070)	2.65
Forfeited	—	—
Outstanding as of March 31, 2019	3,564,631	$6.85	8.88	$3,753
Options vested or expected to vest as of March 31, 2019	3,564,631	$6.85	8.88	$3,753
Options exercisable as of March 31, 2019	856,784	$5.27	8.11	$1,806
The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2019 and 2018 was $4.82 per share and $8.25 per share, respectively.
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 was $0.1 million. There were no options exercised during the three months ended March 31, 2018.
Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2019	2018
Expected volatility	96.65%	102.42%
Risk-free interest rate	2.45%	2.55%
Expected dividend yield	—%	—%
Expected life (in years)	6.06	6.07
There were no stock option awards granted to nonemployees during the three months ended March 31, 2019 or 2018.
Restricted Stock Units
During the three months ended March 31, 2019, under the 2018 Plan, the Company granted restricted stock units ("RSUs"), as part of the Company's equity compensation program it provides to its employees. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock and the RSUs generally vest in equal annual installments over three years, provided the employee remains continuously employed with the Company through the vesting period. Upon vesting, shares of the Company's common stock are delivered to the employee, subject to the payment of applicable withholding taxes. The fair value of RSUs is based on the market value of the Company's common stock on the date of grant. Compensation expense is recognized over the applicable service period.
The following table summarizes RSU activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested as of December 31, 2018	—	$—
Granted	484,339	$6.25
Vested	—	$—
Cancelled	—	$—
Unvested as of March 31, 2019	484,339	$6.25

Restricted Stock Awards
Restricted stock awards originally issued under the terms of the 2015 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employee or nonemployee terminates his or her service relationship with the Company.
No restricted stock awards were issued during the three months ended March 31, 2019 or 2018.
The following table summarizes the Company’s restricted common stock activity under the 2015 Plan since December 31, 2018:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	383,964	$1.97
Vested	(74,660)	$1.78
Unvested restricted common stock as of March 31, 2019	309,304	$2.02
The aggregate fair value of restricted common stock awards that vested during the three months ended March 31, 2019 and 2018, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.4 million and $0.8 million, respectively.
Founder and Collaborator Awards
From May 2015 through July 2016, the Company issued 1,510,000 shares of restricted common stock outside of the 2015 Plan to nonemployee founders and collaborators. The shares were issued under the terms of the respective restricted common stock agreements and unvested shares are subject to repurchase by the Company upon the holder’s termination of their relationship with the Company. The unvested shares of restricted common stock are subject to the Company’s right to repurchase at the original purchase price per share. The Company did not issue any shares of restricted common stock during the three months ended March 31, 2019 and 2018.
Of the total shares of restricted common stock awarded to founders and collaborators, 300,000 shares vested immediately upon grant; 910,000 shares vest quarterly over a four-year period based on each grantee’s continued service relationship with the Company in varying advisory capacities; and 180,000 shares vest upon the achievement of specified performance milestones. Additionally, 120,000 shares were issued as fully vested awards, but are subject to a repurchase option that expires upon the achievement of specified milestones. Through March 31, 2019, the repurchase option on 80,000 of these shares has expired.
Of these awards, the underlying restricted common stock agreement for 180,000 shares of restricted common stock provided for a put option whereby the recipient was able to sell its vested shares back to the Company at a price per share equal to the fair value of the Company’s common stock upon both (i) the termination of the consulting agreement between the recipient and the Company for any reason and (ii) the determination by the recipient’s employer that the ownership of the restricted common stock was in violation of the employer’s conflict of interest policy. Prior to the closing of the Company’s IPO, these awards were classified in the consolidated balance sheet as contingently redeemable common stock and were presented outside of permanent equity. As of December 31, 2017, $0.4 million was recorded in temporary equity related to these awards. Upon the closing of the Company’s IPO, this put option expired and the amount recorded in temporary equity was recorded to additional paid in capital.
A summary of the changes in the Company’s unvested restricted common stock awards granted to founders and collaborators since December 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	350,625	$1.29
Vested	(56,875)	$1.29
Unvested restricted common stock as of March 31, 2019	293,750	$1.29
The aggregate fair value of restricted common stock awards issued outside of the 2015 Plan that vested during the three months ended March 31, 2019 and 2018, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.3 million and $0.6 million, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to all stock-based awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$820	$1,229
General and administrative expenses	909	421
	$1,729	$1,650
During the three months ended March 31, 2018, the Company recognized stock-based compensation expense of $0.4 million for awards with performance-based vesting conditions related to the expiration of an additional repurchase option on a portion of the unvested restricted common shares issued to DFCI (see Note 8).
As of March 31, 2019, the Company had an aggregate of $14.3 million of unrecognized stock-based compensation expense related to unvested stock option awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 2.88 years. As of March 31, 2019, the Company also had an aggregate of $1.0 million of unrecognized stock-based compensation expense related to unvested restricted common stock awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 0.88 years. Additionally as of March 31, 2019, the Company had an aggregate of $3.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.95 years.
11. Net Loss per Share
The Company excluded 603,054 shares of restricted common stock for the three months ended March 31, 2019 and 1,146,813 shares of restricted common stock for the three months ended March 31, 2018 from the calculation of basic net loss per share because these shares had not vested.
The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Series A preferred stock (as converted to common stock)	—	11,099,994
Series B preferred stock (as converted to common stock)	—	7,544,468
Outstanding stock options	3,564,631	2,179,316
Unvested restricted stock units	484,339	—
Unvested restricted common stock	603,054	1,146,813
	4,652,024	21,970,591
12. Related Parties
A member of the Company’s board of directors is a founding director and the current president of the Broad. In November 2015, the Company entered into the Broad Agreement with the Broad (see Note 8) and, as consideration, the Company granted 60,000 shares of restricted common stock to the Broad, which were determined to have a fair value of $0.1 million. Additionally, the Company must pay the Broad immaterial annual license maintenance fees. At the time the Company entered into the Broad Agreement, the Company reimbursed the Broad $0.6 million for a portion of past patent expenses and, under the terms of the license agreement, the Company is required to reimburse Broad for future patent expenses related to patents covered by the license agreement. The Company could be obligated to make up to $12.6 million of developmental milestone payments to the Broad if certain development milestones are achieved over the term of the license agreement. Additionally, under the terms of the license agreement, the Company could be obligated to make up to an aggregate of $97.5 million of payments upon the achievement of specified sales milestones and to pay tiered royalties of low to mid single-digit percentages on net sales of products licensed under the agreement. The Company is required to pay the Broad a low double-digit percentage of any consideration received by the Company from a sublicensee in consideration for a sublicense. No developmental or commercial milestones have been achieved to date.
In August 2016, the Company entered into a license agreement with the DFCI in connection with the development of licensed products referred to in the 2015 Broad Agreement. As consideration, the Company granted 120,000 shares of restricted common stock to the Broad, which were determined to have a fair value of $0.2 million. In June 2018, to align with institutional policies in place between the Broad, the DFCI and MGH, the DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to the Broad. The Company recorded expenses related to payments to the Broad of $0.5 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had $2.0 million and $2.0 million in accounts payable and accrued expenses due to the Broad, respectively.

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
NEO-PTC-01, our personal neoantigen T cell therapy, consists of multiple T cell populations, targeting what we predict to be the most therapeutically-relevant neoantigens from each patient's tumor. NEO-PTC-01 is currently in preclinical development, and we expect to file a clinical trial application, or CTA, in Europe in the second half of 2019 to evaluate NEO-PTC-01 in solid tumors in patients who are refractory to checkpoint inhibitors.
NEON / SELECT is our precision medicine approach to neoantigen-targeted therapies. Our first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer, for which we expect to file an Investigational New Drug Application, or IND, in the second quarter of 2019.
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering product candidates, securing related intellectual property rights and conducting research and development activities related to our product candidates.
On June 29, 2018, we completed our initial public offering, or IPO, in which we issued and sold 6,250,000 shares of our common stock at a public offering price of $16.00 per share in exchange for net proceeds of $89.9 million after deducting underwriting discounts, commissions and other offering costs. Upon the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 18,644,462 shares of common stock.
From inception through March 31, 2019, we have funded our operations primarily through an aggregate of $89.9 million of net proceeds from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. To date, we have not generated any revenue from product sales and do not expect to do so for several years, if at all. Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception, including net losses of $21.0 million and $16.5 million in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $194.8 million. We expect to incur substantial additional losses in the foreseeable future as we expand our research and development activities.
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
As of March 31, 2019, we had cash, cash equivalents and marketable securities of $81.3 million. We believe that, based on our current operating plan, our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of our product candidates and include:

•	expenses incurred under agreements with third parties, including contract research organizations, contract manufacturing organizations and suppliers;

•	license fees to acquire and maintain in-process technology and data;

•	costs associated with the development of our Real-time Epitope Computation for ONcology, or RECON, bioinformatics engine;

•	personnel-related costs, including salaries, benefits and non-cash stock-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, including their fees, related travel expenses and stock-based compensation expense;

•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•	costs related to compliance with regulatory requirements; and

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and general support services.
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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
NEO-PV-01	$4,095	$5,357
NEO-PTC-01	1,588	602
Other early-stage development expenses	2,715	563
Unallocated expenses	7,774	6,636
Total research and development expenses	$16,172	$13,158
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
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and the increased costs of operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, additional insurance costs, investor and public relations costs and other administration and professional services.
Other Income, Net
Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, along with the changes in those items in dollars:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$16,172	$13,158	$3,014
General and administrative	5,408	3,599	1,809
Total operating expenses	21,580	16,757	4,823
Loss from operations	(21,580)	(16,757)	(4,823)
Other income (expense), net	556	237	319
Net loss	$(21,024)	$(16,520)	$(4,504)
Research and Development
Research and development expenses increased by $3.0 million from $13.2 million for the three months ended March 31, 2018 to $16.2 million for the three months ended March 31, 2019. The increase in research and development expenses was primarily attributable to the following:

•	$1.2 million of increased external manufacturing costs to support NEO-PV-01, NEO-PTC-01 and NEO-SV-01;

•	$0.7 million of increased external research and development costs to support our ongoing NEO-PV-01 clinical trials, as well as costs related to the preparation for additional planned clinical trials;

•	$0.7 million for increased personnel-related costs due to increased headcount; and

•	$0.4 million for increased external costs related to advancing our preclinical development candidates.
General and Administrative
General and administrative expenses increased by $1.8 million from $3.6 million for the three months ended March 31, 2018 to $5.4 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily attributable to the following:

•
$0.8 million for increased personnel-related costs, including $0.5 million of increased non-cash stock-based compensation expense primarily due to increased general and administrative headcount to support the growth of our organization;

•	$0.6 million for increased expenses associated with obtaining and maintaining intellectual property protection;

•
$0.4 million of increased other general and administrative costs primarily due to the increased costs of being a public company, as well as additional professional fees, insurance and tax related expenditures.

Other Income (Expense), Net
Other income increased from $0.2 million for the three months ended March 31, 2018 to $0.6 million for the three months ended March 31, 2019 due primarily to increased interest and investment income on our cash, cash equivalents and marketable securities as a result of the investment of the net proceeds received from our IPO.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through March 31, 2019 with aggregate net proceeds of $89.9 million from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $81.3 million.
Historical Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,155)	$(14,929)
Investing activities	17,674	2,202
Financing activities	45	(1,091)
Net decrease in cash, cash equivalents and restricted cash	$(3,436)	$(13,818)
Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.
During the three months ended March 31, 2019, operating activities used $21.2 million of cash, primarily resulting from our net loss of $21.0 million and net cash used by changes in our operating assets and liabilities of $2.5 million, partially offset by net non-cash charges of $2.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $2.0 million decrease in accrued expenses and other liabilities, a $0.3 million decrease in operating lease liabilities and a $0.2 million increase in prepaid expenses and other current assets.
During the three months ended March 31, 2018, operating activities used $14.9 million of cash, primarily resulting from our net loss of $16.5 million and net cash used by changes in our operating assets and liabilities of $0.6 million, partially offset by net non-cash charges of $2.2 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $0.5 million decrease in accrued expenses and other liabilities.
Cash Provided by Investing Activities
During the three months ended March 31, 2019, net cash provided by investing activities was $17.7 million, consisting of proceeds from the sales and maturities of marketable securities of $18.7 million, partially offset by purchases of property and equipment of $1.0 million.
During the three months ended March 31, 2018, net cash provided by investing activities was $2.2 million, consisting of proceeds from the sales and maturities of marketable securities of $15.7 million, partially offset by purchases of marketable securities of $12.0 million and purchases of property and equipment of $1.5 million.
Cash Provided by (Used in) Financing Activities
During the three months ended March 31, 2019, net cash provided by financing activities was $0.1 million, consisting entirely of proceeds from the exercise of stock options.
During the three months ended March 31, 2018, net cash used in financing activities was $1.1 million, consisting entirely of payments of initial public offering costs.

Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.
Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
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

•
the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, and other comparable foreign regulatory authorities;

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
Contractual Obligations and Commitments
During the three months ended March 31, 2019, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.
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
Effective January 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASU 2016-02, with no restatement of prior periods or cumulative adjustment to retained earnings. Comparative periods in the Company's financial statements will be presented in accordance with the existing guidance under Accounting Standards Codification Topic 840, or ASC 840. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $8.7 million and $8.9 million, respectively, as of January 1, 2019. The adoption of the new standard did not materially impact the Company's condensed consolidated statement of operations. See Note 2 and Note 7 to our condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the application of ASU 2016-02.
During the three months ended March 31, 2019, there were no other material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2019, we had cash, cash equivalents and marketable securities of $81.3 million. This amount was comprised of cash and cash equivalents of $49.3 million and short-term marketable securities of $32.0 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. government-backed securities. Our short-term marketable securities consist of corporate debt securities with an original maturity greater than ninety days and less than one year from the balance sheet date. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and marketable securities, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations. Because of the short-term nature of the investments in our portfolio, an immediate change by 100 basis points in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in October 2013. For the year ended December 31, 2018 and the three months ended March 31, 2019, we reported net losses of $76.9 million and $21.0 million, respectively. As of March 31, 2019, we had an accumulated deficit of $194.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of March 31, 2019, we had approximately $81.3 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
We believe we have sufficient capital to fund our operations for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
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
Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court, the USPTO or in foreign jurisdictions.
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
Our executive officers and directors and Third Rock Ventures III, L.P., a venture capital fund affiliated with certain of our directors, beneficially held, as of March 31, 2019, in the aggregate, approximately 39% of our outstanding voting stock. Therefore, these stockholders and other principal stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction.
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
The holders of 18,644,462 shares of our common stock as of March 31, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Not applicable.
Use of Proceeds from Initial Public Offering of Common Stock
On June 29, 2018, we completed our initial public offering, or IPO, and sold 6,250,000 shares of our common stock, at a public offering price of $16.00 per share for an aggregate offering of $100.0 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225330), which was filed on May 31, 2018, amended subsequently and declared effective on June 26, 2018. Morgan Stanley, BofA Merrill Lynch, and Mizuho Securities acted as joint book-running managers of the offering and as representatives of the underwriters. Oppenheimer & Co. acted as lead manager for the offering. The offering commenced on June 26, 2018 and did not terminate until the sale of all of the shares offered.
We received aggregate net proceeds from the IPO of $89.9 million, after deducting underwriting discounts, commissions and other offering expenses paid by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of March 31, 2019, we had used approximately $55.0 million of the net proceeds from the IPO, primarily to fund the ongoing clinical development of NEO-PV-01 and to advance our pre-clinical programs and research activities. We have invested the remaining net proceeds from the IPO in a variety of capital preservation investments, including money market funds, investment-grade corporate debt securities and U.S. Treasury obligations. There has been no material change in the planned use of proceeds from our IPO as described in the Company's prospectus filed under Rule 424(b)(4), which was filed with the SEC on June 28, 2018 (File No. 333-224330).
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
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
_______________________________________

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

NEON THERAPEUTICS, INC.

Date: May 13, 2019	By:	/s/ Hugh O'Dowd
Hugh O’Dowd
President, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Yasir B. Al-Wakeel
Yasir B. Al-Wakeel, B.M.B.Ch.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)