Form 10-Q
period 2019-06-30
Neon Therapeutics, Inc.
filed 2019-08-06
CIK 1694187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trade Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NTGN	The Nasdaq Global Select Market
As of July 31, 2019, there were 28,381,094 shares of common stock, $0.001 par value per share, outstanding.

Item No.		Page

Part I. Financial Information

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018	5
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Contingently Redeemable Restricted Common Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	29

Part II. Other Information

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	74

Signatures		76

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

•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;

•	our ability to commercialize our products in light of the intellectual property rights of others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	our plans to research and develop our product candidates;

•	the commercialization of our product candidates, if approved;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost in an economically viable manner;

•	the success of competing therapies that are or may become available and changes in the standard of care;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to continue as a going concern;

•	the impact of laws and regulations;

•	our use of the proceeds from our initial public offering and our ongoing at-the-market offering program;

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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
NOTE REGARDING TRADEMARKS
Neon Therapeutics, Inc. is the owner of the NEON THERAPEUTICS, RECON, NEO-STIM, Precision NEO-STIM and MAPTAC trademarks, as well as certain other trademarks, including design versions of some of these trademarks.  The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights.  Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,285	$52,700
Marketable securities	14,714	50,611
Prepaid expenses and other current assets	1,998	2,116
Total current assets	62,997	105,427
Operating lease, right-of-use assets	8,148	—
Property and equipment, net	8,046	8,205
Other long-term assets	491	456
Total assets	$79,682	$114,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,751	$4,268
Accrued expenses	6,371	8,422
Operating lease liabilities, current	1,153	—
Total current liabilities	10,275	12,690
Operating lease liabilities, net of current portion	7,185	—
Other liabilities	16	149
Total liabilities	17,476	12,839
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 28,356,344 and 28,314,274 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	278,896	275,058
Accumulated other comprehensive loss	—	(75)
Accumulated deficit	(216,718)	(173,762)
Total stockholders’ equity	62,206	101,249
Total liabilities and stockholders’ equity	$79,682	$114,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$16,735	$14,804	$32,907	$27,962
General and administrative	5,580	4,313	10,988	7,912
Total operating expenses	22,315	19,117	43,895	35,874
Loss from operations	(22,315)	(19,117)	(43,895)	(35,874)
Other income (expense), net
Interest income	418	218	974	464
Other expense	(35)	—	(35)	(10)
Total other income, net	383	218	939	454
Net loss	(21,932)	(18,899)	(42,956)	(35,420)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,185)	—	(6,371)
Net loss attributable to common stockholders	$(21,932)	$(22,084)	$(42,956)	$(41,791)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(7.84)	$(1.55)	$(17.05)
Weighted average common shares outstanding, basic and diluted	27,787,184	2,815,708	27,719,501	2,450,380

Comprehensive loss:
Net loss	$(21,932)	$(18,899)	$(42,956)	$(35,420)
Other comprehensive income:
Unrealized gains on marketable securities	8	6	75	11
Total other comprehensive income	8	6	75	11
Comprehensive loss	$(21,924)	$(18,893)	$(42,881)	$(35,409)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE RESTRICTED COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Contingently Redeemable Restricted Common Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	$—	28,314,274	$28	$275,058	$(75)	$(173,762)	$101,249
Stock-based compensation expense	—	—	—	—	—	1,729	—	—	1,729
Exercise of stock options	—	—	—	17,070	—	45	—	—	45
Vesting of restricted common stock	—	—	—	—	—	5	—	—	5
Unrealized gains on marketable securities	—	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	—	(21,024)	(21,024)
Balance at March 31, 2019	—	$—	$—	28,331,344	$28	$276,837	$(8)	$(194,786)	$82,071
Stock-based compensation expense	—	—	—	—	—	2,054	—	—	2,054
Issuance of restricted common stock	—	—	—	25,000	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	5	—	—	5
Unrealized gains on marketable securities	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	(21,932)	(21,932)
Balance at June 30, 2019	—	$—	$—	28,356,344	$28	$278,896	$—	$(216,718)	$62,206

Balance at December 31, 2017	93,222,418	$174,895	$355	3,302,927	$3	$—	$(13)	$(93,562)	$(93,572)
Stock-based compensation expense	—	—	99	—	—	1,551	—	—	1,551
Accretion of redeemable convertible preferred stock to redemption value	—	3,186	—	—	—	(1,557)	—	(1,629)	(3,186)
Vesting of restricted common stock	—	—	—	—	—	6	—	—	6
Unrealized gains on marketable securities	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2018	93,222,418	$178,081	$454	3,302,927	$3	$—	$(8)	$(111,711)	$(111,716)
Stock-based compensation expense	—	—	111	—	—	1,311	—	—	1,311
Accretion of redeemable convertible preferred stock to redemption value	—	3,185	—	—	—	(1,548)	—	(1,638)	(3,186)
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock	(93,222,418)	(181,266)	(565)	18,644,462	19	181,812	—	—	181,831
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	—	6,250,000	6	89,661	—	—	89,667
Exercise of stock options	—	—	—	84,444	—	228	—	—	228
Cancellation of restricted common stock	—	—	—	(2,625)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	6	—	—	6
Unrealized gains on marketable securities	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	(18,899)	(18,899)
Balance at June 30, 2018	—	$—	$—	28,279,208	$28	$271,470	$(2)	$(132,248)	$139,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(42,956)	$(35,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	833	692
Non-cash lease expense	580	—
Net amortization of premiums and discounts on marketable securities	(8)	196
Stock-based compensation expense	3,783	3,072
Loss on disposal of property and equipment	35	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	118	22
Other long-term assets	(36)	125
Accounts payable	(1,262)	(1,132)
Accrued expenses and other liabilities	(1,809)	2,883
Lease liabilities	(514)	—
Net cash used in operating activities	(41,236)	(29,552)
Cash flows from investing activities:
Purchases of marketable securities	—	(11,990)
Sales and maturities of marketable securities	35,981	25,450
Purchases of property and equipment	(1,205)	(2,275)
Net cash provided by investing activities	34,776	11,185
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	93,000
Payment of initial public offering costs	—	(2,307)
Proceeds from exercise of stock options	45	228
Net cash provided by financing activities	45	90,921
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,415)	72,554
Cash, cash equivalents and restricted cash, beginning of period	53,156	58,857
Cash, cash equivalents and restricted cash, end of period	$46,741	$131,411

Supplemental disclosure of non-cash items:
Accretion of redeemable convertible preferred stock to redemption value	$—	$6,371
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$72
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,003
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock upon closing of the initial public offering	$—	$181,831
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	June 30,
	2019	2018
Cash and cash equivalents	$46,285	$130,804
Restricted cash included in other long-term assets	456	607
Total cash, cash equivalents and restricted cash	$46,741	$131,411
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
In April 2019, the Company completed enrollment in NT-002, the Company’s Phase 1b clinical trial evaluating NEO-PV-01 in combination with the current standard of care, KEYTRUDA® (pembrolizumab) and chemotherapy, in first-line patients with untreated advanced or metastatic smoking-associated non-small cell lung cancer ("NSCLC"). The Company is conducting its NT-003 trial in melanoma to evaluate NEO-PV-01 and OPDIVO® (nivolumab) in combination with other agents, including a CD40 agonist or a CTLA-4 antagonist, to potentially further enhance NEO-PV-01-induced neoantigen immune response and improve clinical outcomes.
In July 2019, the Company reported top-line results, including at least 12-month median follow-up from NT-001, the Company’s ongoing, multi-center Phase 1b clinical trial evaluating NEO-PV-01 in combination with OPDIVO in patients with advanced or metastatic melanoma, NSCLC and bladder cancer. Across all three distinct tumor types, patients demonstrated prolonged and consistent improvements in progression-free survival compared to that observed in checkpoint inhibitor monotherapy, based on historical benchmark data.
NEO-PTC-01, the Company's personal neoantigen T cell therapy, consists of multiple T cell populations targeting what the Company predicts to be the most therapeutically-relevant neoantigens from each patient’s tumor. NEO-PTC-01 is currently in preclinical development, and the Company expects to file a clinical trial application in Europe in the second half of 2019 to evaluate NEO-PTC-01 in solid tumors in patients who are refractory to checkpoint inhibitors.
NEON / SELECT is the Company's precision medicine approach to neoantigen-targeted therapies. The Company's first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer, for which an Investigational New Drug application was approved by the U.S. Food and Drug Administration in August 2019.
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
Initial Public Offering
On June 29, 2018, the Company completed an initial public offering ("IPO") of its common stock and issued and sold 6,250,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts, commissions and other offering costs. Upon the closing of the IPO in June 2018, all shares of the Company’s outstanding redeemable convertible preferred stock converted into an aggregate of 18,644,462 shares of common stock (see Note 9). In advance of the IPO, the board of directors and the stockholders of the Company approved a one-for-five reverse split of the Company’s issued and outstanding common stock that became effective on June 13, 2018. All common share and per share amounts in these condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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
The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2019, the Company has funded its operations with net proceeds of $89.9 million from its IPO, as well as an aggregate of $161.1 million of net proceeds from sales of the Company’s preferred stock and convertible debt. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of June 30, 2019 and December 31, 2018, the Company had an accumulated deficit of $216.7 million and $173.8 million, respectively. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to develop, manufacture and commercialize its products.
As of June 30, 2019, the Company had cash, cash equivalents and marketable securities of $61.0 million. The Company expects that, based on its current operating plan, its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into June 2020. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.
The Company expects that it will continue to incur significant expenses in connection with its ongoing business activities. As a result, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company is unable to obtain funding on a timely basis, the Company may be required to curtail, delay or discontinue one or more of its research and development programs or may be unable to expand its operations or otherwise capitalize on its business opportunities, as desired, which could materially affect the Company's business, financial condition and results of operations.
The Company has determined that its cash runway of less than twelve months, along with its accumulated deficit, history of losses and future expected losses, raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of these interim condensed consolidated financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that the Company will be successful in these mitigation efforts.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in conformity with the accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Neon Therapeutics, Inc. and its wholly owned subsidiary, Neon Securities Corporation. All intercompany transactions and balances have been eliminated. The Company consolidates entities in which it has a controlling financial interest.
Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018, and notes thereto, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC") on March 11, 2019 (the "Annual Report on Form 10-K").

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2019, and the results of its operations for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2019, except as discussed below with respect to the adoption of ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), as amended.
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
Recently Adopted Accounting Pronouncements
ASU No. 2016-02, Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability, as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements. Leases are classified as either operating or finance based on criteria similar to existing lease accounting, with the classification affecting the pattern and classification of expense recognition in the statement of operations. The FASB subsequently issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company adopted these amendments with ASU 2016-02 (collectively, the "New Leasing Standards") effective January 1, 2019.
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
Adoption of the New Leasing Standards resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $8.7 million and $8.9 million, respectively, as of January 1, 2019. Upon adoption and as of June 30,

2019, the Company did not have any finance leases. The adoption of the New Leasing Standards did not materially impact the Company's condensed consolidated statement of operations.
ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 is effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not anticipate a material impact to the condensed consolidated financial statements as a result of the adoption of this standard.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this amendment will have on its condensed consolidated financial statements.
3. Fair Value Measurement
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at June 30, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$46,165	$46,165	$—	$—
Marketable securities:
Corporate debt securities	14,714	—	14,714	—
	$60,879	$46,165	$14,714	$—

		Fair Value Measurements at December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$53,188	$53,188	$—	$—
Marketable securities:
Corporate debt securities	46,122	—	46,122	—
Commercial paper	4,489	—	4,489	—
	$103,799	$53,188	$50,611	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and six months ended June 30, 2019 or 2018. There were no liabilities measured at fair value on a recurring basis as of June 30, 2019 or December 31, 2018.
4. Marketable Securities
Marketable securities consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$14,714	$1	$(1)	$14,714
	$14,714	$1	$(1)	$14,714

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$46,197	$—	$(75)	$46,122
Commercial paper	4,489	—	—	4,489
	$50,686	$—	$(75)	$50,611
The contractual maturities of all securities held at June 30, 2019 are one year or less. As of June 30, 2019 and December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $4.5 million and $46.1 million, respectively. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost bases. As a result, the Company determined that it did not hold any securities with any other-than-temporary impairment as of June 30, 2019.
There were no sales of available-for-sale securities during the three or six months ended June 30, 2019 or 2018. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Software	$1,181	$1,180
Laboratory equipment	8,928	8,230
Computer equipment	102	102
Furniture and fixtures	317	371
Leasehold improvements	674	592
Assets under construction	439	511
	11,641	10,986
Less: Accumulated depreciation and amortization	(3,595)	(2,781)
	$8,046	$8,205
Depreciation and amortization expense for the three and six months ended June 30, 2019 was $0.4 million and $0.8 million, respectively, and for three and six months ended June 30, 2018 was $0.4 million and $0.7 million, respectively.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation costs	$2,442	$3,364
Accrued professional services	807	1,262
Accrued external research and manufacturing costs	2,536	3,001
Accrued additions of property and equipment	—	243
Other accrued expenses	586	552
	$6,371	$8,422
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

The Company recognized the right-of-use asset and corresponding lease liability on January 1, 2019 by calculating the present value of lease payments, discounted at 10%, the Company’s estimated incremental borrowing rate, over the 5.7 years expected remaining lease term. Amortization of the operating lease right-of-use asset for the lease was $0.3 million and $0.6 million for the three and six months ended June 30, 2019 and was included in operating expenses. The variable lease expense, which includes common area maintenance, utility charges and management fees was $0.2 million and $0.5 million for the three and six months ended June 30, 2019. As of June 30, 2019 the remaining lease term was 5.20 years.

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
The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$502	$1,004
Variable lease cost	234	477
Short-term lease cost	105	213
Total lease cost	$841	$1,694

Cash paid for amounts included in the measurement of lease liabilities	$469	$938
Future lease payments for the Company's operating leases as of June 30, 2019 were as follows (in thousands):

Year Ending December 31,
2019 (remaining six months)	$953
2020	1,948
2021	2,006
2022	2,066
2023	2,128
Thereafter	1,632
Total future minimum lease payments	$10,733
Less: interest	(2,395)
Present value of operating lease liabilities	$8,338
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
Other Agreements
License Agreement with the Broad Institute, Inc.
On November 13, 2015, the Company entered into a license agreement with the Broad Institute, Inc. (the "Broad"), a related party (see Note 12) and, in January and November 2018, the Company entered into amendments to the license agreement (as amended to date, the "Broad Agreement"). Under the Broad Agreement, the Company has been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by the Broad, Dana-Farber Cancer Institute (the "DFCI") and The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH") to develop and commercialize any diagnostic, prognostic, preventative or therapeutic product for humans, including any neoantigen vaccine product. In particular, the Company has been granted both exclusive and non-exclusive licenses to a patent portfolio comprised of twelve patent families, including certain granted patents and pending patent applications in the United States and foreign jurisdictions.
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
License Agreement with the Dana-Farber Cancer Institute
On August 5, 2016, the Company entered into a license agreement with the DFCI to grant the Company an exclusive, royalty-free license to provide certain licensed know-how. The know-how in this agreement has particular utility in connection with the development of the licensed products referred to in the Broad Agreement. The agreement also grants a non-exclusive, royalty free right to certain clinical data being generated by the DFCI. In consideration for the licenses, the Company granted 120,000 shares of common stock to each of the Broad and the DFCI. The shares issued to the Broad were unrestricted and fully vested. The 120,000 shares issued to the DFCI contained a contingent repurchase option whereby, if the DFCI failed to achieve three specific milestones, the Company could repurchase the shares (one-third for each milestone) at the original purchase price, which is at zero cost. The Company has accounted for these awards consistent with equity awards with performance-based vesting conditions and, upon it being probable that the Company would not repurchase the award associated with a milestone, the expense associated with the equity grant would be recognized. During the six months ended June 30, 2018, the repurchase option associated with one-third of the shares expired due to the achievement of the specified criteria and the Company recognized $0.4 million of incremental stock-based compensation expense, which was reflected within research and development expenses in the accompanying condensed consolidated financial statements. Through June 30, 2019, the repurchase option on 80,000 of these shares has expired. The Company has the right to terminate the license agreement with the DFCI for any reason, with or without cause.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between the parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers and other employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of these indemnification obligations. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to its obligations under these agreements in its condensed consolidated financial statements as of June 30, 2019 or December 31, 2018.
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
9. Preferred Stock and Common Stock
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, none of which was issued or outstanding as of June 30, 2019 or December 31 2018.
Upon completion of the Company’s IPO on June 29, 2018, all shares of the Company's previously issued Redeemable Convertible Preferred Stock converted into an aggregate of 18,644,462 shares of common stock. As of June 30, 2019 and December 31, 2018, there were no shares of Redeemable Convertible Preferred Stock issued or outstanding.
Common Stock
As of June 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock with a par value of $0.001 per share.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid during the three or six months ended June 30, 2019 or 2018.
As of June 30, 2019 and December 31, 2018 the Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2019	December 31, 2018
Shares reserved for exercise of outstanding stock options	3,686,242	2,548,073
Shares reserved for vesting of restricted stock units	471,119	—
Shares reserved for future issuance under the 2018 Stock Option and Grant Plan	241,840	760,628
Shares reserved for future issuance under the 2018 Employee Stock Purchase Plan	553,142	270,000
	4,952,343	3,578,701
10. Stock-Based Compensation
2015 Stock Option and Grant Plan
The Company’s 2015 Stock Option and Grant Plan, as amended (the "2015 Plan"), provided for the Company to grant incentive or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors and consultants of the Company. As of June 26, 2018, the effective date of the 2018 Stock Option and Incentive Plan, and as of June 30, 2019 and December 31, 2018, no shares remained available for future issuance under the 2015 Plan.

2018 Stock Option and Incentive Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the "2018 Plan"), which became effective on June 26, 2018. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,215,000 shares, which was cumulatively increased on January 1, 2019 and which will be cumulatively increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. Effective January 1, 2019, 1,132,570 additional shares were automatically added to the shares authorized for issuance under the 2018 Plan and these shares were subsequently registered on a Registration Statement on Form S-8.
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
As of June 30, 2019, there were 241,840 shares available for future issuance under the 2018 Plan.
2018 Employee Stock Purchase Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the "ESPP"), which became effective on June 26, 2018. A total of 270,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the lesser of (i) 405,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the Company’s ESPP. Effective January 1, 2019, 283,142 additional shares were automatically added to the shares authorized for issuance under the ESPP and these shares were subsequently registered on a Registration Statement on Form S-8. No offering periods under the 2018 ESPP had been initiated as of June 30, 2019.
Stock Options
The following table summarizes changes in stock option activity during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	2,548,073	$7.11	8.68	$1,965
Granted	1,231,128	6.01
Exercised	(17,070)	2.65
Forfeited	(75,889)	7.29
Outstanding as of June 30, 2019	3,686,242	$6.76	8.60	$1,689
Options vested or expected to vest as of June 30, 2019	3,686,242	$6.76	8.60	$1,689
Options exercisable as of June 30, 2019	1,148,127	$6.34	7.76	$1,025
The weighted average grant-date fair value per share of stock options granted during the three and six months ended June 30, 2019 was $3.73 per share and $4.65 per share, respectively. The weighted average grant-date fair value per share of stock options granted during the three and six months ended June 30, 2018 was $9.71 per share and $8.33 per share, respectively.
There were no stock options exercised during the three months ended June 30, 2019. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 was $0.1 million. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2018 was $0.8 million.

Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	84.92%	103.62%	94.77%	102.49%
Risk-free interest rate	1.95%	2.84%	2.37%	2.57%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	5.71	6.09	6.01	6.07
There were no stock option awards granted to nonemployees during the three or six months ended June 30, 2019 or 2018.
Restricted Stock Units
During the six months ended June 30, 2019, under the 2018 Plan, the Company granted restricted stock units ("RSUs"), as part of the Company's equity compensation program it provides to its employees. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock and the RSUs generally vest in equal annual installments over three years, provided the employee remains continuously employed with the Company through the vesting period. Upon vesting, shares of the Company's common stock are delivered to the employee, subject to the payment of applicable withholding taxes. The fair value of RSUs is based on the market value of the Company's common stock on the date of grant. Compensation expense is recognized over the applicable service period.
The following table summarizes RSU activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested as of December 31, 2018	—	$—
Granted	484,339	$6.25
Vested	—	$—
Cancelled	(13,220)	$6.46
Unvested as of June 30, 2019	471,119	$6.24
Restricted Stock Awards
Restricted stock awards originally issued under the terms of the 2015 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employee or nonemployee terminates his or her service relationship with the Company. No restricted stock awards were issued under the 2015 Plan during the three and six months ended June 30, 2019 or June 30, 2018.
The 2018 Plan provides for the grant of restricted stock awards to the Company’s officers, employees, directors and other key persons (including consultants). During the three months ended June 30, 2019, the Company issued restricted stock awards for 25,000 shares of common stock to certain nonemployee founders and collaborators. The shares were granted under the terms of the 2018 Plan and the respective award agreements governing these awards. These awards vest quarterly over a one-year period.
The following table summarizes the Company’s restricted common stock activity since December 31, 2018:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	383,964	$1.97
Granted	25,000	$4.64
Vested	(149,318)	$1.78
Unvested restricted common stock as of June 30, 2019	259,646	$2.34
The aggregate fair value of restricted common stock awards that vested during the three and six months ended June 30, 2019, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.4 million and $0.8 million, respectively. The aggregate fair value of restricted common stock awards that vested during the three and six months ended June 30, 2018, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.9 million and $1.7 million, respectively.
Restricted Stock Awards Issued Outside of Equity Plans
From May 2015 through July 2016, the Company issued 1,510,000 shares of restricted common stock outside of the 2015 Plan to nonemployee founders and collaborators. The shares were issued under the terms of the respective restricted common stock agreements and unvested shares are subject to repurchase by the Company upon the holder’s termination of their relationship with the Company. The unvested shares of restricted common stock are subject to the Company’s right to repurchase at the original purchase price per share. The Company did not issue any shares of restricted common stock outside of the Company's 2015 Plan and 2018 Plan during the three or six months ended June 30, 2019 and 2018.
Of the total shares of restricted common stock awarded to founders and collaborators, 300,000 shares vested immediately upon grant; 910,000 shares vest quarterly over a four-year period based on each grantee’s continued service relationship with the Company in varying advisory capacities; and 180,000 shares vest upon the achievement of specified performance milestones. Additionally, 120,000 shares were issued as fully vested awards, but are subject to a repurchase option that expires upon the achievement of specified milestones. Through June 30, 2019, the repurchase option on 80,000 of these shares has expired (see Note 8).
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
A summary of the changes in the Company’s unvested restricted common stock awards granted to founders and collaborators outside of the Company's 2015 Plan or 2018 Plan since December 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	350,625	$1.29
Vested	(113,750)	$1.29
Unvested restricted common stock as of June 30, 2019	236,875	$1.29
The aggregate fair value of restricted common stock awards issued outside of the Company's 2015 Plan or 2018 Plan that vested during the three and six months ended June 30, 2019, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.3 million and $0.6 million, respectively. The aggregate fair value of restricted common stock awards issued outside of the Company's 2015 Plan or 2018 Plan that vested during the three and six months ended June 30, 2018, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.7 million and $1.3 million, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to all stock-based awards in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$1,008	$947	$1,828	$2,175
General and administrative expenses	1,046	476	1,955	897
	$2,054	$1,423	$3,783	$3,072

During the six months ended June 30, 2018, the Company recognized stock-based compensation expense of $0.4 million for awards with performance-based vesting conditions related to the expiration of an additional repurchase option on a portion of the unvested restricted common shares issued to DFCI (see Note 8).
As of June 30, 2019, the Company had an aggregate of $13.1 million of unrecognized stock-based compensation expense related to unvested stock option awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 2.69 years. As of June 30, 2019, the Company also had an aggregate of $0.7 million of unrecognized stock-based compensation expense related to unvested restricted common stock awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 0.81 years. Additionally as of June 30, 2019, the Company had an aggregate of $2.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.70 years.
11. Net Loss per Share
The Company excluded 496,521 shares of restricted common stock for the three and six months ended June 30, 2019 and 1,010,152 shares of restricted common stock for the three and six months ended June 30, 2018 from the calculation of basic net loss per share because these shares had not vested.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding stock options	3,686,242	2,223,147	3,686,242	2,223,147
Unvested restricted stock units	471,119	—	471,119	—
Unvested restricted common stock	496,521	1,010,152	496,521	1,010,152
	4,653,882	3,233,299	4,653,882	3,233,299
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
In August 2016, the Company entered into a license agreement with the DFCI in connection with the development of licensed products referred to in the 2015 Broad Agreement. As consideration, the Company granted 120,000 shares of restricted common stock to the Broad, which were determined to have a fair value of $0.2 million. In June 2018, to align with institutional policies in place between the Broad, the DFCI and MGH, the DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to the Broad. The Company recorded expenses related to payments to the Broad of $0.6 million and $1.1 million during the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.5 million during the three and six months ended June 30, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had $0.6 million and $2.0 million in accounts payable and accrued expenses due to the Broad, respectively.

13. Subsequent Events
On July 1, 2019, the Company filed a Registration Statement on Form S-3 (Registration No. 333-232487) with the SEC, which was declared effective on July 8, 2019, pursuant to which it registered for sale up to $200.0 million of any combination of common stock, preferred stock, warrants and/or units from time to time and at prices and on terms that the Company may determine, including up to $50.0 million of its common stock available for issuance pursuant to a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") that it entered into with Cantor Fitzgerald & Co. ("Cantor"). Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by any method permitted by law deemed to be an "at the market" offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement. The Company will pay to Cantor cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. No shares have been sold under this "at the market" program.
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
In April 2019, we completed enrollment in NT-002, our Phase 1b clinical trial evaluating NEO-PV-01 in combination with the current standard of care, KEYTRUDA® (pembrolizumab) and chemotherapy, in first-line patients with untreated advanced or metastatic smoking-associated non-small cell lung cancer, or NSCLC. We are conducting our NT-003 trial in melanoma to evaluate NEO-PV-01 and OPDIVO® (nivolumab) in combination with other agents, including a CD40 agonist or a CTLA-4 antagonist, to potentially further enhance NEO-PV-01-induced neoantigen immune response and improve clinical outcomes.
In July 2019, we reported top-line results, including at least 12-month median follow-up from NT-001, our ongoing, multi-center Phase 1b clinical trial evaluating NEO-PV-01 in combination with OPDIVO in patients with advanced or metastatic melanoma, NSCLC and bladder cancer. Across all three distinct tumor types, patients demonstrated prolonged and consistent improvements in progression-free survival compared to that observed in checkpoint inhibitor monotherapy, based on historical benchmark data.
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
NEON / SELECT is our precision medicine approach to neoantigen-targeted therapies. Our first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer, for which an Investigational New Drug application, or IND, was approved by the U.S. Food and Drug Administration, or FDA, in August 2019.
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
From inception through June 30, 2019, we have funded our operations primarily through an aggregate of $89.9 million of net proceeds from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. To date, we have not generated any revenue from product sales and do not expect to do so for several years, if at all. Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception, including net losses of $21.9 million and $43.0 million in the three and six months ended June 30, 2019, respectively, and $18.9 million and $35.4 million in the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $216.7 million. We expect to incur substantial additional losses in the foreseeable future as we expand our research and development activities.
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
As of June 30, 2019, we had cash, cash equivalents and marketable securities of $61.0 million. We believe that, based on our current operating plan, our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into June 2020. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See "—Liquidity and Capital Resources." To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our assessment.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
NEO-PV-01	$6,071	$6,632	$10,166	$11,990
NEO-PTC-01	775	546	2,363	1,148
Other early-stage development expenses	1,741	589	4,456	1,151
Unallocated expenses	8,148	7,037	15,922	13,673
Total research and development expenses	$16,735	$14,804	$32,907	$27,962
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
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, along with the changes in those items in dollars:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$16,735	$14,804	$1,931
General and administrative	5,580	4,313	1,267
Total operating expenses	22,315	19,117	3,198
Loss from operations	(22,315)	(19,117)	(3,198)
Other income (expense), net	383	218	165
Net loss	$(21,932)	$(18,899)	$(3,033)

Research and Development
Research and development expenses increased by $1.9 million from $14.8 million for the three months ended June 30, 2018 to $16.7 million for the three months ended June 30, 2019 due primarily to the following increases:

•	$1.5 million of external research and development costs to support our ongoing NEO-PV-01 clinical trials, as well as costs related to the preparation for additional planned clinical trials;

•	$0.8 million for personnel-related costs due to increased headcount;

•	$0.2 million for external costs related to advancing our preclinical development candidates;

•	$0.2 million in purchases of laboratory supplies and consumables for the advancement of our product candidates; and

•	$0.2 million in facility-related costs, including occupancy costs, as well as depreciation and other maintenance costs.
These increases were partially offset by the following:

•
the non-recurrence of a $0.6 million expense incurred during the three months ended June 30, 2018 that related to a one-time milestone payable under one of our collaboration agreements as a result of the closing of our IPO; and

•	$0.6 million of decreased external manufacturing costs to support NEO-PV-01, NEO-PTC-01 and NEO-SV-01.
General and Administrative
General and administrative expenses increased by $1.3 million from $4.3 million for the three months ended June 30, 2018 to $5.6 million for the three months ended June 30, 2019 due primarily to the following:

•	$1.0 million for increased personnel-related costs, including $0.6 million of increased non-cash stock-based compensation expense; and

•	$0.3 million for increased expenses associated with obtaining and maintaining intellectual property protection.
Other Income (Expense), Net
Other income increased from $0.2 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019 primarily as a result of the interest and investment income related to the investment of the net proceeds received from our IPO.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, along with the changes in those items in dollars:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$32,907	$27,962	$4,945
General and administrative	10,988	7,912	3,076
Total operating expenses	43,895	35,874	8,021
Loss from operations	(43,895)	(35,874)	(8,021)
Other income (expense), net	939	454	485
Net loss	$(42,956)	$(35,420)	$(7,536)
Research and Development
Research and development expenses increased by $4.9 million from $28.0 million for the six months ended June 30, 2018 to $32.9 million for the six months ended June 30, 2019 due primarily to the following increases:

•	$2.2 million of external research and development costs to support our ongoing NEO-PV-01 clinical trials, as well as costs related to the preparation for additional planned clinical trials;

•	$1.4 million for personnel-related costs due to increased headcount;

•	$0.6 million of external manufacturing costs to support NEO-PV-01, NEO-PTC-01 and NEO-SV-01;

•	$0.6 million for external costs related to advancing our preclinical development candidates;

•	$0.3 million in purchases of laboratory supplies and consumables for the advancement of our product candidates; and

•	$0.2 million in facility-related costs, including occupancy costs, as well as depreciation and other maintenance costs.
These increases were partially offset by the non-recurrence of a $0.6 million expense incurred during the six months ended June 30, 2018 related to a one-time milestone payable under one of our collaboration agreements as a result of the closing of our IPO.
General and Administrative
General and administrative expenses increased by $3.1 million from $7.9 million for the six months ended June 30, 2018 to $11.0 million for the six months ended June 30, 2019 due primarily to the following:

•	$1.8 million for increased personnel-related costs, including $1.1 million of increased non-cash stock-based compensation expense;

•	$0.9 million for increased expenses associated with obtaining and maintaining intellectual property protection; and

•
$0.3 million of increased other general and administrative costs primarily due to the increased costs of being a public company, as well as additional professional fees, insurance and tax related expenditures.

Other Income (Expense), Net
Other income increased from $0.5 million for the six months ended June 30, 2018 to $0.9 million for the six months ended June 30, 2019 primarily as a result of the interest and investment income related to the investment of the net proceeds received from our IPO.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through June 30, 2019 with aggregate net proceeds of $89.9 million from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $61.0 million.
Historical Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,236)	$(29,552)
Investing activities	34,776	11,185
Financing activities	45	90,921
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,415)	$72,554
Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.
During the six months ended June 30, 2019, operating activities used $41.2 million of cash, primarily resulting from our net loss of $43.0 million and net cash used by changes in our operating assets and liabilities of $3.5 million, partially offset by net non-cash charges of $5.2 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $1.8 million decrease in accrued expenses and other liabilities, a $1.3 million decrease in accounts payable and a $0.5 million decrease in operating lease liabilities.

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
Cash Provided by Investing Activities
During the six months ended June 30, 2019, net cash provided by investing activities was $34.8 million, consisting of proceeds from the sales and maturities of marketable securities of $36.0 million, partially offset by purchases of property and equipment of $1.2 million.
During the six months ended June 30, 2018, net cash provided by investing activities was $11.2 million, consisting of proceeds from the sales and maturities of marketable securities of $25.5 million, partially offset by purchases of marketable securities of $12.0 million and purchases of property and equipment of $2.3 million.
Cash Provided by Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $0.1 million, consisting entirely of proceeds from the exercise of stock options.
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
Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into June 2020. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with the development of our product candidates or programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, scope, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or the EMA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including any patent infringement actions that may be brought by third parties in the future against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of formulation development and manufacturing, including the completion of commercial-scale outsourced manufacturing activities; and

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
Contractual Obligations and Commitments
During the six months ended June 30, 2019, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.
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
During the six months ended June 30, 2019, there were no other material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2019, we had cash, cash equivalents and marketable securities of $61.0 million. This amount was comprised of cash and cash equivalents of $46.3 million and short-term marketable securities of $14.7 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. government-backed securities. Our short-term marketable securities consist of corporate debt securities with an original maturity greater than ninety days and less than one year from the balance sheet date. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents and marketable securities, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations. Because of the short-term nature of the investments in our portfolio, an immediate change by 100 basis points in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in October 2013. For the year ended December 31, 2018 and the six months ended June 30, 2019, we reported net losses of $76.9 million and $43.0 million, respectively. As of June 30, 2019, we had an accumulated deficit of $216.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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
To date, we have not generated any product revenue, have a history of losses and will need to raise additional capital to fund our operations. If we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of June 30, 2019, we had approximately $61.0 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2019, will be sufficient to fund our operating expenses and capital expenditure requirements into June 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2018 included an emphasis of matter paragraph stating that we will require additional financing to fund future operations. In the future, reports from our independent registered public accounting firm may also contain statements about our requirement to secure additional financing or expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, product portfolio expansion or commercialization efforts, and our financial condition and results of operations will be materially and adversely affected.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including any patent infringement actions that may be brought by third parties in the future against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of formulation development and manufacturing, including the completion of commercial-scale outsourced manufacturing activities; and

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
We expect to evaluate the use of one or more CMOs, as well as the possibility of establishing our own capabilities and infrastructure, including a manufacturing facility. If we choose to build our own manufacturing facility, we will need significant funding and will need to select an adequate location. We expect that development of our own manufacturing facility would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and allow for better long-term margins. However, we have no experience in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. If we determine to establish our own manufacturing capabilities and infrastructure, we will also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development and eventual commercialization, if approved, of our product candidates. If we fail to select the correct location, complete the construction in an efficient manner, recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or could prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our lead product candidate, NEO-PV-01, as well as NEO-PTC-01, NEO-SV-01 and our other preclinical programs. NEO-PV-01 is currently being investigated in three Phase 1b clinical trials, and we plan to initiate one additional exploratory clinical trial evaluating NEO-PV-01. We recently received approval on an IND submitted to the FDA for NEO-SV-01, a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer. In addition, we are currently conducting additional research and development to optimize the manufacturing process for NEO-PTC-01 and NEO-SV-01 and to determine the other indications that we will be targeting with our NEON / SELECT approach. In particular, given that NEO-PV-01 is our first clinical program, we may be exposed to additional risks related to trial execution, difficulties with patient enrollment, trial design and establishing trial protocols. Meanwhile, NEO-PTC-01 involves the activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated. Finally, the success of our NEON / SELECT program (including NEO-SV-01) depends on our ability to validate high priority shared neoantigen targets and to develop neoantigen-targeted therapies for these shared targets that are therapeutically-relevant across subsets of patients or tumor types. We may, however, be unable to achieve either or both of these goals.
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure and potent or effective in humans. Clinical testing is expensive and can take many years to complete and the outcome of any clinical trial is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful and a clinical trial can fail at any stage of testing. The outcome of nonclinical studies and early clinical trials, or interim analyses of these trials, may not be predictive of the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. For example, our ongoing Phase 1b clinical trials of NEO-PV-01 are open-label and not all enrolled patients have completed the trial. Further, we expect later-stage clinical trials of NEO-PV-01 will require placebo comparison or comparison with an active comparator. Differences in trial design between early stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which these clinical trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the relevant Data Safety Monitoring Board, or DSMB. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities that results in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that could cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
We anticipate competing with the largest pharmaceutical companies in the world, many of which are all currently conducting research in neoantigen based therapies and all of which have greater financial and human resources than we currently have. In addition to these fully-integrated biopharmaceutical companies, we will also face competition from other immunotherapy-focused oncology companies. Further, we directly compete with a number of neoantigen therapeutics-focused companies, some of whom are developing vaccines, while others are developing T cell therapies and/or T cell receptor-based therapies. These competitors include Aduro Biotech, Inc., Achilles Therapeutics Limited, Adaptimmune Therapeutics plc, Adaptive Biosciences, Inc., Adicet Bio, Inc., Advaxis, Inc., Agenus Inc., AgenTus Therapeutics, Inc., BioNTech AG, bluebird bio, Inc., Celgene Corporation, Genocea Biosciences, Inc., Gilead Sciences, Inc., Gritstone Oncology, Inc., Immatics Biotechnologies GmbH, IMV Inc., Iovance Biotherapeutics, Inc., ISA Pharmaceuticals, B.V., Lion TCR Pte. Ltd., Marker Therapeutics, Inc., Medigene AG, Moderna, Inc., Nouscom AG, PACT Pharma, Inc., Regeneron Pharmaceuticals, Inc., TScan Therapeutics, Inc., Vaccibody AS, Zelluna Immunotherapy AS and ZIOPHARM Oncology, Inc.
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
We rely on our RECON bioinformatics engine to identify neoantigen targets. Our competitive position could be materially harmed if our competitors develop platforms similar to RECON that they use to develop rival product candidates.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business.
We conduct our operations at our facility in Cambridge, Massachusetts. This region is home to many other biopharmaceutical companies and many academic and research institutions and competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock, restricted stock units and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with certain of our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain "key man" insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers, as well as junior, mid-level and senior scientific and medical personnel.
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
Our internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, may be subject to cyber-attacks, fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other independent organizations, advisors, contractors and consultants are vulnerable to damage from computer viruses and unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Disruptions of this nature may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, threats and incursions to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyber-attacks. The number and complexity of these threats continue to increase over time. While we have not experienced any material system failure or security breach to date, if an event of that nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, a security breach related to RECON’s proprietary combination of algorithms could adversely affect our ability to apply RECON to predict therapeutically-relevant neoantigens or result in our competitors having access to these algorithms, which could adversely affect our competitive position. Likewise, we currently, and may in the future continue to, rely on third parties for the manufacture of our product candidates and to conduct clinical trials and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our internal computer systems or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, suffer reputational harm and experience delays in the further development and commercialization of our product candidates.
We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks. We also could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or the FCA, which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating this statute without actual knowledge of the statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which impose criminal and civil penalties, including through civil "qui tam" or "whistleblower" actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. The FCA also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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
The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, our failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions, restrictions on sales or withdrawal of future marketed products could materially affect a pharmaceutical manufacturer’s business in an adverse way.
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
In December 2017, the U.S. government enacted comprehensive tax legislation, referred to as the Tax Reform Act, that includes significant changes to the taxation of business entities. These changes include, among others, a reduction to the corporate income tax rate, limiting deductions for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and eliminating net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such tax losses may be carried forward indefinitely), allowing for the expensing of capital expenditures, putting into effect the migration from a "worldwide" system of taxation to a territorial system, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as "orphan drugs"). The overall impact of this tax reform is uncertain, and it is possible that our business, financial condition prospects and results of operations could be adversely affected by the limitations imposed on certain tax deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. We urge our stockholders to consult with their legal and tax advisors with respect to applicable tax laws, including this legislation, and the potential tax consequences of investing in our common stock.
Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.
As of December 31, 2018, we had federal net operating loss carryforwards of $117.1 million of which $79.1 million will begin to expire in 2034 and $38.0 million of which can be carried forward indefinitely. We also had state net operating loss carryforwards of $118.7 million, which begin to expire in 2034. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $5.2 million and $1.5 million, respectively, which begin to expire in 2034 and 2029, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under "Risk Factors-Risks Related to Our Business, Technology and Industry," we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards. Under the Tax Reform Act, NOLs generated after December 31, 2017 will not be subject to expiration. The Tax Reform Act also reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the potential economic benefit of our NOLs and other available deferred tax assets.
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
We may rely on academic and private, non-academic institutions to conduct and sponsor clinical trials relating to NEO-PV-01, NEO-PTC-01, NEO-SV-01 and our other product candidates. We will not control the design or conduct of the investigator-sponsored trials. It is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including due to elements of the design or execution of the trials, safety concerns or other trial results.
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
Our ability to successfully commercialize our product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health care programs, private health insurers, and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and reimbursed by third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products, with no assurance that the payor would agree to provide coverage and adequate reimbursement. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
Payment methodologies may be subject to changes in healthcare legislation, regulatory initiatives and judicial challenges. For example, in order for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. For the 2018 and 2019 fiscal years, CMS altered the reimbursement formula from Average Sale Price, or ASP, plus 6% to ASP minus 22.5% on specified covered outpatient drugs, or SCODs, but did so without issuing a formal notice of proposed rulemaking. On December 27, 2018, the District Court for the District of Columbia invalidated that formula change, ruling the change was not an "adjustment" that was within the Secretary’s discretion to make, but was instead a fundamental change in the reimbursement calculation, and that such a dramatic change was beyond the scope of the Secretary’s authority. The court has not determined whether reimbursement rates should be retroactively returned to the ASP plus 6% rate and the difference in such reimbursement made to the covered facilities or if some other remedy is more appropriate. It is unclear how the invalidation of the formula could affect pharmaceutical manufacturers and hospitals who prescribe their products now and in the future. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures and therefore may affect our business, financial condition, prospects and results of operations.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause public and private payor organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a "Blueprint," or plan, to reduce the cost of drugs. The current administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and changes the definition of "negotiated prices" while adding a definition of "price concession" in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business.

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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed repeal legislation, the Tax Reform Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." As a result of the individual mandate repeal, subsequent litigation challenged the validity of the ACA. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect and, on December 30, 2018, the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.
Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." It is possible that Congress may consider other legislation to repeal or replace certain elements of the ACA. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but the request for a restraining order was denied by a federal judge in California on October 25, 2017. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and the potential effect on our business, are not yet known.
Additionally, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use PA and ST for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and proposed to change the definition of "negotiated prices" while adding a definition of "price concession" in the regulations.
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
The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and, generally, prices tend to be significantly lower in the European Union. Publication of discounts by third-

party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
Additional laws and regulations governing international operations may preclude us from developing, manufacturing or selling certain products and product candidates outside the United States, which could limit our growth potential and increase our development costs.
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
Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States moved from a "first to invent" to a "first-to-file" patent system. Under a "first-to-file" system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the "first-to-file" provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when NEO-PV-01, NEO-PTC-01, NEO-SV-01 or another of our neoantigen-targeting therapy product candidates is approved by the FDA, a third party who believes that our technology infringes its patent may then be able to seek to enforce its patent by filing a patent infringement lawsuit against us. We are aware of U.S. Patent No. 10,055,540 entitled "Neoantigen Identification, Manufacture, and Use." If a claim is subsequently asserted that NEO-PV-01, NEO-PTC-01, NEO-SV-01 or another of our neoantigen-targeting therapy product candidates or RECON infringes this patent, we believe that we have reasonable defenses, such as noninfringement or invalidity. There can be no assurance that these defenses will succeed. We also have patent rights in this technology space. Further, while we do not believe that any claims of other outstanding patents that could otherwise materially adversely affect commercialization of our neoantigen therapies product candidates, if approved, are valid and enforceable, we may be incorrect in this belief or we may not be able to prove that position in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is "clear and convincing," a heightened standard of proof.
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
Presently, we have intellectual property rights through licenses from third parties to develop NEO-PV-01, NEO-PTC-01, NEO-SV-01 and certain other product candidates and we have filed and may continue to file additional patent applications of our own in the future that may be directed to some or all of these or other product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
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
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. A loss of patent protection for our product candidates could have a material adverse impact on our ability to commercialize or license our technology and product candidates and, as a result, on our business, financial condition, prospects and results of operations. In 2018, one of our in-licensed European patents related to our NEO-PV-01 and NEO-PTC-01 product candidates was involved in a European opposition proceeding at the EPO involving several opponents. Following an oral hearing, the EPO decided to revoke this in-licensed patent, which is one asset within our broader intellectual property portfolio that relates to our personal neoantigen product candidates. We and our licensors filed an appeal of this decision and, over what we believe will be a multi-year period while the appeal is pending at the EPO, the claims in the originally granted patent remain effective and enforceable. If we are unsuccessful in this appeal, we will be unable to assert this patent against our competitors marketing products in relevant European countries that would have been deemed to be infringing.
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
If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-examination or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we are currently, and may in the future become, party, to patent opposition proceedings at the EPO or similar proceedings in other foreign patent offices where either our owned or in-licensed foreign patents are challenged. In 2018, one of our in-licensed European patents related to our NEO-PV-01 and NEO-PTC-01 product candidates was involved in a European opposition proceeding at the EPO involving several opponents. Following an oral hearing, the EPO decided to revoke this in-licensed patent, which is one asset within our broader intellectual property portfolio that relates to the our personal neoantigen product candidates. We and our licensors filed an appeal of this decision and, over what we believe will be multi-year period while an appeal is pending at the EPO, the claims in the originally granted patent remain effective and enforceable. If we are unsuccessful in this appeal, we will be unable to assert this patent against our competitors marketing products in relevant European countries that would have been deemed to be infringing.
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

All of the risks relating to product development, regulatory approval and commercialization described in this filing also apply to the activities of our therapeutic collaborators.
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
We are a relatively newly public company and there has been only a limited history of there being a public market for shares of our common stock. An active trading market for our shares may never develop or be sustained and, as a result, you may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.
The price of our stock may be volatile and you could lose all or part of your investment.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section, these factors may include:

•	the commencement, enrollment or results of our ongoing clinical trials or any future clinical trials we may conduct or changes in the development status of our product candidates;

•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of our regulatory filings, including without limitation the FDA’s issuance of a "refusal to file" letter, a clinical hold or a request for additional information;

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
Our executive officers and directors and Third Rock Ventures III, L.P., a venture capital fund affiliated with certain of our directors, beneficially held, as of June 30, 2019, in the aggregate, approximately 39% of our outstanding voting stock. Therefore, these stockholders and other principal stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction.
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
We are a "smaller reporting company," and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are considered a "smaller reporting company" under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.
We incur significant costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.
As a public company, and particularly after we are no longer an "emerging growth company" or a "smaller reporting company" under applicable SEC regulations, we incur significant legal, accounting and other expenses. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of their initial public offerings. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned. If that were to happen, we would incur additional and unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Certain of our stockholders are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
On July 1, 2019, we filed a registration statement on Form S-3 (File No. 333-232487) with the SEC, which was declared effective on July 8, 2019, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine (the "Delaware Forum Provision"). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934. Our amended and restated bylaws further provide that, unless the Company consents in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the "Federal Forum Provision"). We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision.
In Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the decision was appealed to the Delaware Supreme Court. While the Delaware Supreme Court dismissed the appeal on jurisdictional grounds, we expect that the appeal will be re-filed. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed by the Delaware Supreme Court or otherwise abrogated, the Company does not intend to enforce its Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, the Company’s Board of Directors intends to amend promptly the Company’s bylaws to remove the Federal Forum Provision. Such amendment could cause the Company to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.
We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
As of June 30, 2019, we had used approximately $75.1 million of the net proceeds from the IPO, primarily to fund the ongoing clinical development of NEO-PV-01 and to advance our pre-clinical programs and research activities. We have invested the remaining net proceeds from the IPO in a variety of capital preservation investments, including money market funds and investment-grade corporate debt securities. There has been no material change in the planned use of proceeds from our IPO as described in the Company's prospectus filed under Rule 424(b)(4), which was filed with the SEC on June 28, 2018 (File No. 333-224330).
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1*	Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Hugh O’Dowd, President and Chief Executive Officer of the Company and Yasir B. Al-Wakeel, Chief Financial Officer of the Company.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definitions Linkbase Document
_______________________________________

*	Filed herewith.

+
The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEON THERAPEUTICS, INC.

Date: August 6, 2019	By:	/s/ Hugh O'Dowd
Hugh O’Dowd
President, Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Yasir B. Al-Wakeel
Yasir B. Al-Wakeel, B.M.B.Ch.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)