Form 10-Q
period 2019-09-30
Neon Therapeutics, Inc.
filed 2019-11-12
CIK 1694187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 8, 2019, there were 28,339,196 shares of common stock, $0.001 par value per share, outstanding.

Item No.		Page

Part I. Financial Information

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Contingently Redeemable Restricted Common Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

Part II. Other Information

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	76

Signatures		78

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$44,278	$52,700
Marketable securities	—	50,611
Prepaid expenses and other current assets	2,036	2,116
Total current assets	46,314	105,427
Operating lease, right-of-use assets	7,848	—
Property and equipment, net	7,670	8,205
Other long-term assets	485	456
Total assets	$62,317	$114,088
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,935	$4,268
Accrued expenses	6,968	8,422
Operating lease liabilities, current	1,196	—
Total current liabilities	10,099	12,690
Operating lease liabilities, net of current portion	6,875	—
Other liabilities	9	149
Total liabilities	16,983	12,839
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 28,339,196 and 28,314,274 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	281,004	275,058
Accumulated other comprehensive loss	—	(75)
Accumulated deficit	(235,698)	(173,762)
Total stockholders’ equity	45,334	101,249
Total liabilities and stockholders’ equity	$62,317	$114,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$14,120	$14,441	$47,027	$42,403
General and administrative	5,134	4,612	16,122	12,524
Total operating expenses	19,254	19,053	63,149	54,927
Loss from operations	(19,254)	(19,053)	(63,149)	(54,927)
Other income (expense), net
Interest income	278	672	1,252	1,136
Other expense	(4)	(10)	(39)	(20)
Total other income, net	274	662	1,213	1,116
Net loss	(18,980)	(18,391)	(61,936)	(53,811)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(6,371)
Net loss attributable to common stockholders	$(18,980)	$(18,391)	$(61,936)	$(60,182)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.67)	$(2.23)	$(5.55)
Weighted average common shares outstanding, basic and diluted	27,935,073	27,357,812	27,792,148	10,833,984

Comprehensive loss:
Net loss	$(18,980)	$(18,391)	$(61,936)	$(53,811)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	—	(22)	75	(11)
Total other comprehensive income (loss)	—	(22)	75	(11)
Comprehensive loss	$(18,980)	$(18,413)	$(61,861)	$(53,822)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE RESTRICTED COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Contingently Redeemable Restricted Common Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	$—	28,314,274	$28	$275,058	$(75)	$(173,762)	$101,249
Stock-based compensation expense	—	—	—	—	—	1,729	—	—	1,729
Exercise of stock options	—	—	—	17,070	—	45	—	—	45
Vesting of restricted common stock	—	—	—	—	—	5	—	—	5
Unrealized gains on marketable securities	—	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	—	(21,024)	(21,024)
Balance at March 31, 2019	—	$—	$—	28,331,344	$28	$276,837	$(8)	$(194,786)	$82,071
Stock-based compensation expense	—	—	—	—	—	2,054	—	—	2,054
Issuance of restricted common stock	—	—	—	25,000	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	5	—	—	5
Unrealized gains on marketable securities	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	(21,932)	(21,932)
Balance at June 30, 2019	—	$—	$—	28,356,344	$28	$278,896	$—	$(216,718)	$62,206
Stock-based compensation expense	—	—	—	—	—	2,034	—	—	2,034
Exercise of stock options	—	—	—	27,062	—	70	—	—	70
Cancellation of restricted common stock	—	—	—	(44,210)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	(18,980)	(18,980)
Balance at September 30, 2019	—	$—	$—	28,339,196	$28	$281,004	$—	$(235,698)	$45,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE RESTRICTED COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) - CONTINUED
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Contingently Redeemable Restricted Common Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	93,222,418	$174,895	$355	3,302,927	$3	$—	$(13)	$(93,562)	$(93,572)
Stock-based compensation expense	—	—	99	—	—	1,551	—	—	1,551
Accretion of redeemable convertible preferred stock to redemption value	—	3,186	—	—	—	(1,557)	—	(1,629)	(3,186)
Vesting of restricted common stock	—	—	—	—	—	6	—	—	6
Unrealized gains on marketable securities	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2018	93,222,418	$178,081	$454	3,302,927	$3	$—	$(8)	$(111,711)	$(111,716)
Stock-based compensation expense	—	—	111	—	—	1,311	—	—	1,311
Accretion of redeemable convertible preferred stock to redemption value	—	3,185	—	—	—	(1,548)	—	(1,638)	(3,186)
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock	(93,222,418)	(181,266)	(565)	18,644,462	19	181,812	—	—	181,831
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	—	6,250,000	6	89,661	—	—	89,667
Exercise of stock options	—	—	—	84,444	—	228	—	—	228
Cancellation of restricted common stock	—	—	—	(2,625)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	6	—	—	6
Unrealized gains on marketable securities	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	(18,899)	(18,899)
Balance at June 30, 2018	—	$—	$—	28,279,208	$28	$271,470	$(2)	$(132,248)	$139,248
Stock-based compensation expense	—	—	—	—	—	1,643	—	—	1,643
Finalization of offering costs related to initial public offering	—	—	—	—	—	253	—	—	253
Exercise of stock options	—	—	—	44,209	—	171	—	—	171
Cancellation of restricted common stock	—	—	—	(10,000)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	5	—	—	5
Unrealized losses on marketable securities	—	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	—	(18,391)	(18,391)
Balance at September 30, 2018	—	$—	$—	28,313,417	$28	$273,542	$(24)	$(150,639)	$122,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(61,936)	$(53,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,266	1,066
Non-cash lease expense	880	—
Net accretion (amortization) of premiums and discounts on marketable securities	5	(4)
Stock-based compensation expense	5,817	4,715
Loss on disposal of property and equipment	39	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	80	(493)
Other long-term assets	(29)	125
Accounts payable	(2,078)	490
Accrued expenses and other liabilities	(1,212)	2,349
Lease liabilities	(781)	—
Net cash used in operating activities	(57,949)	(45,542)
Cash flows from investing activities:
Purchases of marketable securities	—	(72,939)
Sales and maturities of marketable securities	50,681	33,250
Purchases of property and equipment	(1,267)	(2,608)
Net cash provided by (used in) investing activities	49,414	(42,297)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	93,000
Payment of initial public offering costs	—	(3,030)
Proceeds from exercise of stock options	115	399
Repurchase of unvested restricted common stock	(2)	(1)
Net cash provided by financing activities	113	90,368
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,422)	2,529
Cash, cash equivalents and restricted cash, beginning of period	53,156	58,857
Cash, cash equivalents and restricted cash, end of period	$44,734	$61,386

Supplemental disclosure of non-cash items:
Accretion of redeemable convertible preferred stock to redemption value	$—	$6,371
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$472
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock upon closing of the initial public offering	$—	$181,831
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	September 30,
	2019	2018
Cash and cash equivalents	$44,278	$60,779
Restricted cash included in other long-term assets	456	607
Total cash, cash equivalents and restricted cash	$44,734	$61,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of the Business
Neon Therapeutics, Inc. (the "Company") is a clinical-stage immuno-oncology company and a leader in the field of neoantigen-targeted therapies, dedicated to transforming the treatment of cancer by directing the immune system towards neoantigens. The Company is leveraging its neoantigen platform and over a decade of insights from its founders to develop neoantigen-targeted therapies that use two distinct approaches, NEON / ONE and NEON / SELECT. These approaches focus on targeting a prioritized set of what the Company believes are the most therapeutically-relevant neoantigens. In NEON / ONE, which includes the Company’s NEO-PV-01 and NEO-PTC-01 programs, these neoantigens are specific to each individual. In NEON / SELECT, these neoantigens are shared across subsets of patients or tumor types. The Company is applying these two approaches to develop neoantigen-targeted product candidates using multiple treatment modalities.
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

•
In July 2019, the Company reported top-line results, including at least 12-month median follow-up from NT-001, the Company’s ongoing, multi-center Phase 1b clinical trial evaluating NEO-PV-01 in combination with OPDIVO® (nivolumab) in patients with advanced or metastatic melanoma, smoking-associated non-small cell lung cancer ("NSCLC") and bladder cancer. Across all three distinct tumor types, patients demonstrated prolonged and consistent improvements in progression-free survival and overall survival compared to that observed in checkpoint inhibitor monotherapy, based on historical benchmark data.

•
In April 2019, the Company completed enrollment in NT-002, the Company’s Phase 1b clinical trial evaluating NEO-PV-01 in combination with the current standard of care, KEYTRUDA® (pembrolizumab) and chemotherapy, in first-line patients with untreated advanced or metastatic smoking-associated NSCLC.

•
The Company is conducting its NT-003 trial in melanoma to evaluate NEO-PV-01 and OPDIVO in combination with other agents, including a CD40 agonist or a CTLA-4 antagonist, to potentially further enhance NEO-PV-01-induced neoantigen immune response and improve clinical outcomes.

NEO-PTC-01, the Company's personal neoantigen T cell therapy, consists of multiple T cell populations targeting what the Company predicts to be the most therapeutically-relevant neoantigens from each patient’s tumor. NEO-PTC-01 is currently in preclinical development, and the Company expects to file a clinical trial application in Europe by the end of 2019 to evaluate NEO-PTC-01 in solid tumors in patients who are refractory to checkpoint inhibitors.
NEON / SELECT is the Company's precision medicine approach to neoantigen-targeted therapies. The Company's first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer, for which an Investigational New Drug application was cleared by the U.S. Food and Drug Administration in August 2019.
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
The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2019, the Company has funded its operations primarily with net proceeds of $89.9 million from its IPO, as well as an aggregate of $161.1 million of net proceeds from sales of the Company’s preferred stock and convertible debt. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of September 30, 2019 and December 31, 2018, the Company had an accumulated deficit of $235.7 million and $173.8 million, respectively. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to develop, manufacture and commercialize its products.
As of September 30, 2019, the Company had cash and cash equivalents of $44.3 million. The Company expects that, based on its current operating plan, its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into June 2020. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements and the related disclosures are unaudited and have been prepared in conformity with the accounting principles generally accepted in the United States ("GAAP") and include the accounts of Neon Therapeutics, Inc. and its wholly owned subsidiary, Neon Securities Corporation. All intercompany transactions and balances have been eliminated. The Company consolidates entities in which it has a controlling financial interest.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2019, and the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2019, except as discussed below with respect to the adoption of ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), as amended.
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

The Company recognizes lease costs on a straight-line basis over the lease term, and includes amounts related to short-term leases.
Adoption of the New Leasing Standards resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $8.7 million and $8.9 million, respectively, as of January 1, 2019. Upon adoption and as of September 30, 2019, the Company did not have any finance leases. The adoption of the New Leasing Standards did not materially impact the Company's condensed consolidated statement of operations.
Refer to Note 7, Leases, for further information on the application of ASU 2016-02 to the Company’s current lease commitments.
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

3. Fair Value Measurement
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at September 30, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$44,010	$44,010	$—	$—
	$44,010	$44,010	$—	$—

		Fair Value Measurements at December 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$53,188	$53,188	$—	$—
Marketable securities:
Corporate debt securities	46,122	—	46,122	—
Commercial paper	4,489	—	4,489	—
	$103,799	$53,188	$50,611	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three and nine months ended September 30, 2019 or 2018. There were no liabilities measured at fair value on a recurring basis as of September 30, 2019 or December 31, 2018.
4. Marketable Securities
The Company did not hold any marketable securities at September 30, 2019. Marketable securities consisted of the following at December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$46,197	$—	$(75)	$46,122
Commercial paper	4,489	—	—	4,489
	$50,686	$—	$(75)	$50,611
As of December 31, 2018, the aggregate fair value of securities that were in an unrealized loss position for less than twelve months was $46.1 million. The Company did not intend to sell the investments, and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost bases. As a result, the Company determined that it did not hold any securities with any other-than-temporary impairment as of December 31, 2018.
There were no sales of available-for-sale securities during the three or nine months ended September 30, 2019 or 2018. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s condensed consolidated results of operations.

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Software	$1,180	$1,180
Laboratory equipment	9,417	8,230
Computer equipment	102	102
Furniture and fixtures	317	371
Leasehold improvements	680	592
Assets under construction	—	511
	11,696	10,986
Less: Accumulated depreciation and amortization	(4,026)	(2,781)
	$7,670	$8,205
Depreciation and amortization expense for the three and nine months ended September 30, 2019 was $0.4 million and $1.3 million, respectively, and for three and nine months ended September 30, 2018 was $0.4 million and $1.1 million, respectively.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation costs	$3,378	$3,364
Accrued professional services	653	1,262
Accrued external research and manufacturing costs	2,185	3,001
Accrued additions of property and equipment	—	243
Other accrued expenses	752	552
	$6,968	$8,422
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

•
Incremental borrowing rate - As the Company’s lease does not provide a readily determinable implicit rate, nor is it available from the lessor, the Company estimated the incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

The Company recognized the right-of-use asset and corresponding lease liability on January 1, 2019 by calculating the present value of lease payments, discounted at 10%, the Company’s estimated incremental borrowing rate, over the 5.7 years expected remaining lease term. Amortization of the operating lease right-of-use asset for the lease was $0.3 million and $0.9 million for the three and nine months ended September 30, 2019 and was included in operating expenses. The variable lease expense, which includes common area maintenance, utility charges and management fees was $0.2 million and $0.7 million for the three and nine months ended September 30, 2019. As of September 30, 2019 the remaining lease term was 4.90 years.

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
The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$502	$1,506
Variable lease cost	243	720
Short-term lease cost	113	326
Total lease cost	$858	$2,552

Cash paid for amounts included in the measurement of lease liabilities	$469	$1,407
Future lease payments for the Company's operating leases as of September 30, 2019 were as follows (in thousands):

Year Ending December 31,
2019 (remaining three months)	$484
2020	1,948
2021	2,006
2022	2,066
2023	2,128
Thereafter	1,632
Total future minimum lease payments	$10,264
Less: interest	(2,193)
Present value of operating lease liabilities	$8,071
Under the prior lease guidance, future minimum lease payments for the Company's operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31
2019	$1,891
2020	1,948
2021	2,006
2022	2,066
2023	2,129
Thereafter	1,632
Total future minimum lease payments	$11,672
8. Commitments and Contingencies
Manufacturing Agreements
Peptide and Vaccine Manufacturing Agreement
In December 2015, the Company entered into a manufacturing agreement, as amended in October 2016, January 2017 and November 2018 (collectively as amended, the "Manufacturing Agreement"), with an independent third party (the "Vendor") whereby the Vendor performs manufacturing, analytical testing and quality assurance services related to the manufacture of drug product and/or peptides for use in the Company's preclinical and clinical activities. The Manufacturing Agreement provided for the development and establishment of two manufacturing suites at the Vendor's facility to be used in the manufacturing process to fill orders of peptides ordered by the Company, and requires the Company to reimburse the Vendor for specified manufacturing costs incurred in the manufacture of the peptides, plus a fixed profit margin. The Manufacturing Agreement has a five-year term and can be terminated by the Company for convenience with three-months' notice. All amounts incurred under the Manufacturing Agreement are recognized as research and development expense as incurred.
T Cell Manufacturing Agreement
In August 2019, the Company entered into a manufacturing agreement (the "NKI Agreement") with the Netherlands Cancer Institute (the "NKI") whereby the NKI performs manufacturing, analytical testing and quality assurance services related to the manufacture of the Company's autologous T cell therapy drug product for use in the Company's preclinical and clinical activities. The NKI Agreement has a three-year term, which can be extended for an additional six months at the Company's sole discretion, and can be terminated by the Company for convenience with three-months' notice. All amounts incurred under the NKI Agreement are recognized as research and development expense as incurred.
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
In consideration for the licenses, the Company granted 120,000 shares of common stock to each of the Broad and the DFCI. The shares issued to the Broad were unrestricted and fully vested. The 120,000 shares issued to the DFCI contained contingent repurchase options whereby, if the DFCI failed to achieve three specific milestones over the subsequent three-year period, the Company could repurchase the shares (one-third for each milestone) at the original purchase price, which is at zero cost. The Company has accounted for these awards consistent with equity awards with performance-based vesting conditions and, upon it being probable that the Company would not repurchase the award associated with a milestone, the associated expense would be recognized as incremental stock-based compensation expense and reflected within research and development expenses in the condensed consolidated financial statements. During the three months ended September 30, 2019, the repurchase option on the final one-third of the shares expired and the Company recognized $0.2 million of incremental stock-based compensation expense. During the nine months ended September 30, 2018 and 2017, the first and second repurchase options expired due to the achievement of the respective specified criteria and the Company recognized $0.4 million and $0.2 million of incremental stock-based compensation expense in each period, respectively. Through September 30, 2019, the repurchase option on all 120,000 of these shares has expired.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between the parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers and other employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of these indemnification obligations. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to its obligations under these agreements in its condensed consolidated financial statements as of September 30, 2019 or December 31, 2018.
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
9. Preferred Stock and Common Stock
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, none of which was issued or outstanding as of September 30, 2019 or December 31 2018.
Upon completion of the Company’s IPO on June 29, 2018, all shares of the Company's previously issued Redeemable Convertible Preferred Stock converted into an aggregate of 18,644,462 shares of common stock. As of September 30, 2019 and December 31, 2018, there were no shares of Redeemable Convertible Preferred Stock issued or outstanding.
Common Stock
As of September 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock with a par value of $0.001 per share.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid during the three or nine months ended September 30, 2019 or 2018.
As of September 30, 2019 and December 31, 2018 the Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2019	December 31, 2018
Shares reserved for exercise of outstanding stock options	3,541,485	2,548,073
Shares reserved for vesting of restricted stock units	540,319	—
Shares reserved for future issuance under the 2018 Stock Option and Grant Plan	334,545	760,628
Shares reserved for future issuance under the 2018 Employee Stock Purchase Plan	553,142	270,000
	4,969,491	3,578,701

At-the-market equity offering program
In July 2019, the Company filed a registration statement on Form S-3 (File No. 333-232487) with the SEC, which was declared effective on July 8, 2019, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, its common stock, convertible securities or other equity securities in one or more offerings. Simultaneous with the Shelf Registration Statement, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") to establish an at-the-market equity offering program (“ATM”). Under the Sales Agreement, Cantor may sell up to $50.0 million of the Company’s common stock by any method permitted by law deemed to be an "at the market" offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement. The Company will pay to Cantor cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Through September 30, 2019, no shares have been sold under the ATM and no proceeds have been received.
10. Stock-Based Compensation
2015 Stock Option and Grant Plan
The Company’s 2015 Stock Option and Grant Plan, as amended (the "2015 Plan"), provided for the Company to grant incentive or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors and consultants of the Company. As of June 26, 2018, the effective date of the 2018 Stock Option and Incentive Plan, and as of September 30, 2019 and December 31, 2018, no shares remained available for future issuance under the 2015 Plan.
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
As of September 30, 2019, there were 334,545 shares available for future issuance under the 2018 Plan.
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
The Company initiated its first offering period under the ESPP on July 1, 2019. Stock-based compensation expense related to the ESPP was insignificant for the three and nine months ended September 30, 2019.

Stock Options
The following table summarizes changes in stock option activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	2,548,073	$7.11	8.68	$1,965
Granted	1,235,128	6.00
Exercised	(44,132)	2.62
Forfeited	(197,584)	7.36
Outstanding as of September 30, 2019	3,541,485	$6.76	8.24	$—
Options vested or expected to vest as of September 30, 2019	3,541,485	$6.76	8.24	$—
Options exercisable as of September 30, 2019	1,342,524	$6.55	7.63	$—
The weighted average grant-date fair value per share of stock options granted during the three and nine months ended September 30, 2019 was $1.75 per share and $4.64 per share, respectively. The weighted average grant-date fair value per share of stock options granted during the three and nine months ended September 30, 2018 was $9.85 per share and $8.99 per share, respectively.
The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2019 was insignificant and $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2018 was $0.3 million and $1.1 million, respectively.
Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	83.87%	102.45%	94.73%	101.82%
Risk-free interest rate	1.39%	2.84%	2.37%	2.63%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years)	6.11	6.08	6.01	6.00
There were no stock option awards granted to nonemployees during the three or nine months ended September 30, 2019 or 2018.
Restricted Stock Units
During the nine months ended September 30, 2019, under the 2018 Plan, the Company granted restricted stock units ("RSUs"), as part of the Company's equity compensation program it provides to its employees. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock and the RSUs generally vest in equal annual installments over three years, provided the employee remains continuously employed with the Company through the vesting period. Upon vesting, shares of the Company's common stock are delivered to the employee, subject to the payment of applicable withholding taxes. The fair value of RSUs is based on the market value of the Company's common stock on the date of grant. Compensation expense is recognized over the applicable service period.

The following table summarizes RSU activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested as of December 31, 2018	—	$—
Granted	594,339	$5.52
Vested	—	$—
Cancelled	(54,020)	$6.34
Unvested as of September 30, 2019	540,319	$5.44
Restricted Stock Awards
Restricted stock awards originally issued under the terms of the 2015 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employee or nonemployee terminates his or her service relationship with the Company. No restricted stock awards were issued under the 2015 Plan during the three and nine months ended September 30, 2019 or 2018.
The 2018 Plan provides for the grant of restricted stock awards to the Company’s officers, employees, directors and other key persons (including consultants). During the nine months ended September 30, 2019, the Company issued restricted stock awards for 25,000 shares of common stock to certain nonemployee founders and collaborators. The shares were granted under the terms of the 2018 Plan and the respective award agreements governing these awards. These awards vest quarterly over a one-year period.
The following table summarizes the Company’s restricted common stock activity since December 31, 2018:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	383,964	$1.97
Granted	25,000	$4.64
Cancelled	(44,210)	$1.25
Vested	(218,460)	$1.89
Unvested restricted common stock as of September 30, 2019	146,294	$2.77
The aggregate fair value of restricted common stock awards that vested during the three and nine months ended September 30, 2019, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.2 million and $1.0 million, respectively. The aggregate fair value of restricted common stock awards that vested during the three and nine months ended September 30, 2018, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.9 million and $2.6 million, respectively.
Restricted Stock Awards Issued Outside of Equity Plans
From May 2015 through July 2016, the Company issued 1,510,000 shares of restricted common stock outside of the 2015 Plan to nonemployee founders and collaborators. The shares were issued under the terms of the respective restricted common stock agreements and unvested shares are subject to repurchase by the Company upon the holder’s termination of their relationship with the Company. The unvested shares of restricted common stock are subject to the Company’s right to repurchase at the original purchase price per share. The Company did not issue any shares of restricted common stock outside of the Company's 2015 Plan and 2018 Plan during the three or nine months ended September 30, 2019 and 2018.
Of the total shares of restricted common stock awarded to nonemployee founders and collaborators, 300,000 shares vested immediately upon grant; 910,000 shares vested quarterly over a four-year period based on each grantee’s continued service relationship with the Company in varying advisory capacities; and 180,000 shares are to vest upon the achievement of specified performance milestones. Additionally, 120,000 shares were issued as fully vested awards, but were subject to repurchase options that expired upon the achievement of specified milestones. Through September 30, 2019, the repurchase options on all 120,000 of these shares have expired (see Note 8).
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
A summary of the changes in the Company’s unvested restricted common stock awards granted to founders and collaborators outside of the Company's 2015 Plan or 2018 Plan since December 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	350,625	$1.29
Vested	(170,625)	$1.29
Unvested restricted common stock as of September 30, 2019	180,000	$1.29
The aggregate fair value of restricted common stock awards issued outside of the Company's 2015 Plan or 2018 Plan that vested during the three and nine months ended September 30, 2019, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.2 million and $0.8 million, respectively. The aggregate fair value of restricted common stock awards issued outside of the Company's 2015 Plan or 2018 Plan that vested during the three and nine months ended September 30, 2018, based upon the fair values of the stock underlying the restricted stock awards on the applicable vesting dates, was $0.6 million and $1.9 million, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to all stock-based awards and the ESPP in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$1,115	$896	$2,943	$3,071
General and administrative expenses	919	748	2,874	1,644
	$2,034	$1,644	$5,817	$4,715
During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation expense of $0.2 million for awards with performance-based vesting conditions related to the expiration of the final repurchase option on the remaining unvested restricted common shares issued to DFCI. During the nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $0.4 million for awards with performance-based vesting conditions related to the expiration of the second repurchase option on a portion of the unvested restricted common shares issued to DFCI (see Note 8).
As of September 30, 2019, the Company had an aggregate of $11.2 million of unrecognized stock-based compensation expense related to unvested stock option awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 2.43 years. As of September 30, 2019, the Company also had an aggregate of $0.4 million of unrecognized stock-based compensation expense related to unvested restricted common stock awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 0.89 years. Additionally as of September 30, 2019, the Company had an aggregate of $2.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.50 years.
11. Net Loss per Share
The Company excluded 326,294 shares of restricted common stock for the three and nine months ended September 30, 2019 and 866,119 shares of restricted common stock for the three and nine months ended September 30, 2018 from the calculation of basic net loss per share because these shares had not vested.

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Outstanding stock options	3,541,485	2,273,116	3,541,485	2,273,116
Unvested restricted stock units	540,319	—	540,319	—
Unvested restricted common stock	326,294	866,119	326,294	866,119
ESPP shares issuable and outstanding	49,160	—	49,160	—
	4,457,258	3,139,235	4,457,258	3,139,235
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
The Company recorded expenses related to payments to the Broad of $0.3 million and $1.4 million during the three and nine months ended September 30, 2019, respectively, and $0.5 million and $1.0 million during the three and nine months ended September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had $0.4 million and $2.0 million in accounts payable and accrued expenses due to the Broad, respectively.
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
We are leveraging our neoantigen platform and over a decade of insights from our founders to develop neoantigen-targeted therapies that use two distinct approaches, NEON / ONE and NEON / SELECT. These approaches focus on targeting a prioritized set of what we believe are the most therapeutically-relevant neoantigens. In NEON / ONE, which includes our NEO-PV-01 and NEO-PTC-01 programs, these neoantigens are specific to each individual. In NEON / SELECT, these neoantigens are shared across subsets of patients or tumor types. We are applying these two approaches to develop neoantigen-targeted product candidates using multiple treatment modalities.

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

•
In July 2019, we reported top-line results, including at least 12-month median follow-up from NT-001, our ongoing, multi-center Phase 1b clinical trial evaluating NEO-PV-01 in combination with OPDIVO® (nivolumab) in patients with advanced or metastatic melanoma, smoking-associated non-small cell lung cancer, or NSCLC, and bladder cancer. Across all three distinct tumor types, patients demonstrated prolonged and consistent improvements in progression-free survival and overall survival compared to that observed in checkpoint inhibitor monotherapy, based on historical benchmark data.

•
In April 2019, we completed enrollment in NT-002, our Phase 1b clinical trial evaluating NEO-PV-01 in combination with the current standard of care, KEYTRUDA® (pembrolizumab) and chemotherapy, in first-line patients with untreated advanced or metastatic smoking-associated NSCLC.

•
We are conducting our NT-003 trial in melanoma to evaluate NEO-PV-01 and OPDIVO in combination with other agents, including a CD40 agonist or a CTLA-4 antagonist, to potentially further enhance NEO-PV-01-induced neoantigen immune response and improve clinical outcomes.

NEO-PTC-01, our personal neoantigen T cell therapy, consists of multiple T cell populations, targeting what we predict to be the most therapeutically-relevant neoantigens from each patient's tumor. NEO-PTC-01 is currently in preclinical development, and we expect to file a clinical trial application, or CTA, in Europe by the end of 2019 to evaluate NEO-PTC-01 in solid tumors in patients who are refractory to checkpoint inhibitors.
NEON / SELECT is our precision medicine approach to neoantigen-targeted therapies. Our first product candidate using this approach, NEO-SV-01, is a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer, for which an Investigational New Drug application, or IND, was cleared by the U.S. Food and Drug Administration, or FDA, in August 2019.
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
From inception through September 30, 2019, we have funded our operations primarily through an aggregate of $89.9 million of net proceeds from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. To date, we have not generated any revenue from product sales and do not expect to do so for several years, if at all. Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception, including net losses of $19.0 million and $61.9 million in the three and nine months ended September 30, 2019, respectively, and $18.4 million and $53.8 million in the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $235.7 million. We expect to incur substantial additional losses in the foreseeable future as we expand our research and development activities.
We expect to continue to incur substantial expenses in connection with our ongoing activities if, and as, we:

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
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of expenses or the timing of when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As of September 30, 2019, we had cash and cash equivalents of $44.3 million. We believe that, based on our current operating plan, our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into June 2020. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See "—Liquidity and Capital Resources." To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our assessment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
NEO-PV-01	$3,505	$6,338	$13,671	$18,328
NEO-PTC-01	985	389	3,348	1,537
Other early-stage development expenses	2,125	731	6,581	1,882
Unallocated expenses	7,505	6,983	23,427	20,656
Total research and development expenses	$14,120	$14,441	$47,027	$42,403
At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•	the addition and retention of key research and development personnel;

•	successful enrollment in and completion of our current clinical trials for NEO-PV-01, as well as the cost of future clinical trials;

•	costs associated with the preclinical development and clinical trials for our early discovery product candidates;

•	maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	receipt of marketing approvals from applicable regulatory authorities;

•	commercializing products, if and when approved, whether alone or in collaboration with others;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products if and when approved; and

•	continued acceptable safety profiles of our products following approval.
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.
Research and development activities account for a significant portion of our operating expenses. We expect to maintain our research and development expenses over the next several years as we continue to implement our business strategy, which includes advancing clinical development of NEO-PV-01 and progressing NEO-PTC-01 and NEO-SV-01 into clinical development, expanding our research and development efforts, seeking regulatory approvals for any product candidates that successfully complete clinical trials, accessing and developing additional product candidates and maintaining personnel to support our research and development efforts. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.
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
We expect to maintain our general and administrative expenses at similar levels in future periods to support our continued research and development activities as well as the costs of operating as a public company.

Other Income, Net
Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, along with the changes in those items in dollars:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$14,120	$14,441	$(321)
General and administrative	5,134	4,612	522
Total operating expenses	19,254	19,053	201
Loss from operations	(19,254)	(19,053)	(201)
Other income (expense), net	274	662	(388)
Net loss	$(18,980)	$(18,391)	$(589)
Research and Development
Research and development expenses decreased by $0.3 million from $14.4 million for the three months ended September 30, 2018 to $14.1 million for the three months ended September 30, 2019 due primarily to the following decreases:

•	$1.9 million for external manufacturing costs to support NEO-PV-01 and NEO-PTC-01;

•	$0.6 million for external research and development costs to support our ongoing NEO-PV-01 clinical trials; and

•	$0.3 million for external costs related to advancing our preclinical development candidates.
These decreases were partially offset by the following increases:

•	$1.7 million for NEO-SV-01 costs, including expenses related to manufacturing, stability studies and the submission of an IND to the FDA;

•	$0.5 million for personnel-related costs due to increased headcount, including $0.2 million of increased stock-based compensation expense; and

•	$0.2 million for costs related to the preparation for the planned filing of a CTA in Europe for NEO-PTC-01.
General and Administrative
General and administrative expenses increased by $0.5 million from $4.6 million for the three months ended September 30, 2018 to $5.1 million for the three months ended September 30, 2019 due primarily to $0.4 million of increased personnel-related costs due to increased headcount.
Other Income (Expense), Net
Other income decreased from $0.7 million for the three months ended September 30, 2018 to $0.3 million for the three months ended September 30, 2019 primarily as a result of decreased interest income on our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, along with the changes in those items in dollars:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$47,027	$42,403	$4,624
General and administrative	16,122	12,524	3,598
Total operating expenses	63,149	54,927	8,222
Loss from operations	(63,149)	(54,927)	(8,222)
Other income (expense), net	1,213	1,116	97
Net loss	$(61,936)	$(53,811)	$(8,125)
Research and Development
Research and development expenses increased by $4.6 million from $42.4 million for the nine months ended September 30, 2018 to $47.0 million for the nine months ended September 30, 2019 due primarily to the following increases:

•	$4.8 million for NEO-SV-01 costs, including expenses related to manufacturing, stability studies and the submission of an IND to the FDA;

•	$1.7 million for personnel-related costs due to increased headcount;

•	$1.7 million for external research and development costs to support our ongoing NEO-PV-01 clinical trials;

•	$0.6 million for other research costs for the advancement of our product candidates, including purchases of laboratory supplies and consumables, as well as travel-related expenses and license costs;

•	$0.3 million in facility-related costs, including occupancy costs, as well as depreciation and other maintenance costs; and

•	$0.2 million for costs related to the preparation for the planned filing of a CTA in Europe for NEO-PTC-01.
These increases were partially offset by the following decreases:

•	$4.1 million for external manufacturing costs to support NEO-PV-01 and NEO-PTC-01; and

•
the non-recurrence of a $0.6 million expense incurred during the nine months ended September 30, 2018 related to a one-time milestone payable under one of our collaboration agreements as a result of the closing of our IPO.

General and Administrative
General and administrative expenses increased by $3.6 million from $12.5 million for the nine months ended September 30, 2018 to $16.1 million for the nine months ended September 30, 2019 due primarily to the following:

•	$2.1 million for increased personnel-related costs due to increased headcount, including $1.2 million of increased stock-based compensation expense;

•	$0.7 million for increased expenses associated with obtaining and maintaining intellectual property protection; and

•
$0.7 million for increased other general and administrative costs primarily due to the increased costs of being a public company, as well as additional professional fees, insurance and tax related expenditures.

Other Income (Expense), Net
Other income increased from $1.1 million for the nine months ended September 30, 2018 to $1.2 million for the nine months ended September 30, 2019 primarily as a result of increased interest income on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through September 30, 2019 primarily with aggregate net proceeds of $89.9 million from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. As of September 30, 2019, we had cash and cash equivalents of $44.3 million.
Historical Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(57,949)	$(45,542)
Investing activities	49,414	(42,297)
Financing activities	113	90,368
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,422)	$2,529
Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.
During the nine months ended September 30, 2019, operating activities used $57.9 million of cash, primarily resulting from our net loss of $61.9 million and net cash used by changes in our operating assets and liabilities of $4.0 million, partially offset by net non-cash charges of $8.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $2.1 million decrease in accounts payable, a $1.2 million decrease in accrued expenses and other liabilities and a $0.8 million decrease in operating lease liabilities.
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
Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2019, net cash provided by investing activities was $49.4 million, consisting of proceeds from the sales and maturities of marketable securities of $50.7 million, partially offset by purchases of property and equipment of $1.3 million.
During the nine months ended September 30, 2018, net cash used in investing activities was $42.3 million, consisting of purchases of marketable securities of $72.9 million and purchases of property and equipment of $2.6 million, partially offset by proceeds from the sales and maturities of marketable securities of $33.2 million.
Cash Provided by Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of stock options.
During the nine months ended September 30, 2018, net cash provided by financing activities was $90.4 million, consisting primarily of $93.0 million of net proceeds from our IPO, after deducting underwriting discounts and commissions, and $0.4 million in proceeds from the exercise of stock options, partially offset by payments of initial public offering costs of $3.0 million.

Funding Requirements
We expect to continue to incur substantial expenses in connection with our ongoing research and development activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.
Based on our current operating plan, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into June 2020. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with the development of our product candidates or programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements, both near and long-term, as well as the timing and amount of our operating expenditures, will depend largely on:

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
Off-Balance Sheet Arrangements
During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission, or SEC, rules.

Contractual Obligations and Commitments
During the nine months ended September 30, 2019, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.
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
Effective January 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASU 2016-02, with no restatement of prior periods or cumulative adjustment to retained earnings. Comparative periods in our financial statements will be presented in accordance with the existing guidance under Accounting Standards Codification Topic 840, or ASC 840. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $8.7 million and $8.9 million, respectively, as of January 1, 2019. The adoption of the new standard did not materially impact our condensed consolidated statement of operations. See Note 2 and Note 7 to our condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the application of ASU 2016-02 to our current lease commitments.
During the nine months ended September 30, 2019, there were no other material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2019, we had cash and cash equivalents of $44.3 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations. Because of the short-term nature of the investments in our portfolio, an immediate change by 100 basis points in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in October 2013. For the year ended December 31, 2018 and the nine months ended September 30, 2019, we reported net losses of $76.9 million and $61.9 million, respectively. As of September 30, 2019, we had an accumulated deficit of $235.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We expect to continue to incur substantial expenses in connection with our ongoing activities if, and as, we:

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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2019, we had approximately $44.3 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into June 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Our funding requirements, both near and long-term, as well as the timing and amount of our operating expenditures, will depend largely on:

•	the initiation, progress, scope, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including any patent infringement actions that may be brought by third parties in the future against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of formulation development and manufacturing, including the completion of commercial-scale outsourced manufacturing activities; and

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
Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our lead product candidate, NEO-PV-01, as well as NEO-PTC-01, NEO-SV-01 and our other preclinical programs. NEO-PV-01 is currently being investigated in three Phase 1b clinical trials. We recently received approval on an IND submitted to the FDA for NEO-SV-01, a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer. In addition, we are currently conducting additional research and development to optimize the manufacturing process for NEO-PTC-01 and NEO-SV-01 and to determine the other indications that we will be targeting with our NEON / SELECT approach. In particular, given that NEO-PV-01 is our first clinical program, we may be exposed to additional risks related to trial execution, difficulties with patient enrollment, trial design and establishing trial protocols. Meanwhile, NEO-PTC-01 involves the activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated. Finally, the success of our NEON / SELECT program (including NEO-SV-01) depends on our ability to validate high priority shared neoantigen targets and to develop neoantigen-targeted therapies for these shared targets that are therapeutically-relevant across subsets of patients or tumor types. We may, however, be unable to achieve either or both of these goals.
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure and potent or effective in humans. Clinical testing is expensive and can take many years to complete and the outcome of any clinical trial is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful and a clinical trial can fail at any stage of testing. The outcome of nonclinical studies and early clinical trials, or interim analyses of these trials, may not be predictive of the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. For example, our ongoing Phase 1b clinical trials of NEO-PV-01 are open-label and not all enrolled patients have completed these trials. Further, we expect later-stage clinical trials of NEO-PV-01 will require placebo comparison or comparison with an active comparator. Differences in trial design between early stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
We anticipate competing with the largest pharmaceutical companies in the world, many of which are conducting research in neoantigen based therapies and all of which have greater financial and human resources than we currently have. In addition to these fully-integrated biopharmaceutical companies, we will also face competition from other immunotherapy-focused oncology companies. Further, we directly compete with a number of neoantigen therapeutics-focused companies, some of whom are developing vaccines, while others are developing T cell therapies and/or T cell receptor-based therapies. These competitors include Aduro Biotech, Inc., Achilles Therapeutics Limited, Adaptimmune Therapeutics plc, Adaptive Biosciences, Inc., Adicet Bio, Inc., Advaxis, Inc., Agenus Inc., AgenTus Therapeutics, Inc., BioNTech AG, bluebird bio, Inc., Celgene Corporation, Genocea Biosciences, Inc., Gilead Sciences, Inc., Gritstone Oncology, Inc., Immatics Biotechnologies GmbH, IMV Inc., Iovance Biotherapeutics, Inc., ISA Pharmaceuticals, B.V., Lion TCR Pte. Ltd., Marker Therapeutics, Inc., Medigene AG, Moderna, Inc., Nouscom AG, PACT Pharma, Inc., Regeneron Pharmaceuticals, Inc., TScan Therapeutics, Inc., Vaccibody AS, Zelluna Immunotherapy AS and ZIOPHARM Oncology, Inc.
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
We may need to grow the size of our organization and we may experience difficulties identifying and hiring the right employees and in managing this growth.
We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technology research, product development and manufacturing, regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. Future growth would impose significant added responsibilities on members of management, including:

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
We currently have no sales, marketing or distribution capabilities and have no organizational experience marketing products. In the future, we may determine to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
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
The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Since the Company was founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, Internal Revenue Code of 1986, as amended, or the Code, was significantly reformed to, among other things, change the U.S. federal income tax rates, impose significant additional limitations on the deductibility of interest and net operating loss carryforwards (“NOLs”), allow for the expensing of capital expenditures, and effectuate the migration from a “worldwide” system of taxation to a territorial system. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.
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
Our executive officers and directors and Third Rock Ventures III, L.P., a venture capital fund affiliated with certain of our directors, beneficially held, as of September 30, 2019, in the aggregate, approximately 39% of our outstanding voting stock. Therefore, these stockholders and other principal stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction.
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
In Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On August 5, 2019, the decision was appealed to the Delaware Supreme Court and the appeal is pending. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed by the Delaware Supreme Court or otherwise abrogated, the Company does not intend to enforce its Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, the Company’s Board of Directors intends to amend promptly the Company’s bylaws to remove the Federal Forum Provision. Such amendment could cause the Company to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.
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
As of September 30, 2019, we had used substantially all of the net proceeds received from the IPO, primarily to fund the ongoing clinical development of NEO-PV-01 and to advance our pre-clinical programs and research activities. There was no material change in the use of proceeds from our IPO from the planned use as described in the Company's prospectus filed under Rule 424(b)(4), which was filed with the SEC on June 28, 2018 (File No. 333-224330).
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

NEON THERAPEUTICS, INC.

Date: November 12, 2019	By:	/s/ Hugh O'Dowd
Hugh O’Dowd
President, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Yasir B. Al-Wakeel
Yasir B. Al-Wakeel, B.M.B.Ch.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)