Form 10-K
period 2019-12-31
Neon Therapeutics, Inc.
filed 2020-03-02
CIK 1694187

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
For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $83,536,584 as of June 28, 2019 (based on a closing price of $4.74 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 28,858,041 shares of Common Stock, $0.001 par value per share, outstanding as of February 26, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Neon Therapeutics, Inc.
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;

•	our ability to commercialize our products in light of the intellectual property rights of others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	our plans to research and develop our product candidates;

•	the commercialization of our product candidates, if approved;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost in an economically viable manner;

•	the success of competing therapies that are or may become available and changes in the standard of care;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to continue as a going concern;

•	the impact of laws and regulations;

•	our use of the proceeds from our initial public offering, or IPO, and our ongoing at-the-market offering program;

•	our expectations regarding the time during which we will be an "emerging growth company" under the Jumpstart Our Business Startups Act; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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
NOTE REGARDING TRADEMARKS
Neon Therapeutics, Inc. is the owner of trademark rights in the NEON THERAPEUTICS, RECON, NEO-STIM, Precision NEO-STIM and MAPTAC trademarks, as well as certain other trademarks, including design versions of some of these trademarks.  The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.

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
We aim to lead a paradigm shift in the treatment of cancer patients towards an era of truly personal immuno-oncology therapies. Our founders have done pioneering work in immuno-oncology, including work that resulted in a class of immunotherapy known as checkpoint inhibitors, which aim to reactivate the immune system to kill cancer cells. Checkpoint inhibitors have demonstrated potent efficacy in cancers with higher rates of genetic mutations, or mutational burden, which provide a greater diversity of neoantigen targets. However, even in these tumor types, the majority of patients do not respond to treatment and new treatment strategies are needed. We seek to address this unmet need by leveraging the T cell modality to target neoantigens with the potential to unlock the potency of cell therapies in solid tumors.
We have deep expertise in the development of neoantigen therapies, with both T cell and vaccine modalities. We are leveraging over a decade of insights from our founders to develop neoantigen-targeted therapies that use two distinct approaches: the first approach utilizes fully personal therapies that target neoantigens specific to each individual, and the second approach utilizes therapies that target neoantigens that are shared across subsets of patients or tumor types. Both the personal neoantigen approach and the shared neoantigen approach focus on targeting a prioritized set of what we believe are the most therapeutically-relevant neoantigens.
Our most advanced T cell program is NEO-PTC-01, our personal neoantigen adoptive T cell therapy, which consists of multiple T cell populations that are generated to target each individual patient's unique set of neoantigens. Data presented at the Society for Immunotherapy of Cancer meeting in November 2019, as well as our ongoing research, give us confidence that we can reliably generate multiple enriched neoantigen-specific T cell populations at a therapeutic manufacturing scale that are capable of killing tumor cells. Importantly, we showed that NEO-PTC-01-induced T cell cultures directly recognize autologous patient tumor material. We believe NEO-PTC-01 has several significant advantages that could overcome the challenges of other cell therapies in the solid tumor setting. To this end, we are focusing the initial clinical development of NEO-PTC-01 in solid tumors for patients who are refractory to checkpoint inhibitors. In December 2019, we announced that we filed a clinical trial application, or CTA, with the Dutch Health Authority to evaluate NEO-PTC-01 in a first-in-human clinical trial. We plan to initiate a Phase 1 dose escalation clinical trial in metastatic melanoma in collaboration with the Netherlands Cancer Institute in the third quarter of 2020. The second planned indication for NEO-PTC-01 is metastatic ovarian cancer, with the potential to both expand to other solid tumor types and pursue clinical development in the United States.
We are also advancing a T cell therapy program targeting shared neoantigens in genetically defined patient populations to direct the immune system towards prevalent mutations that are shared across patients in specific tumor types. We intend to develop product candidates targeting shared neoantigens using both non-engineered and engineered T cell modalities. Our first product candidate using the shared neoantigen approach, NEO-STC-01, is a non-engineered adoptive T cell therapy that targets RAS mutations prevalent across many solid tumors. We are focusing our initial efforts with NEO-STC-01 on the treatment of pancreatic ductal adenocarcinoma, or PDAC, as over 84% of PDAC tumors have a RAS mutation and there is a significant unmet medical need for PDAC therapies. We have also assembled libraries of high-quality T cell receptors, or TCRs, against various shared neoantigens across common human leukocyte antigens, or HLAs, which are suitable for an engineered TCR-T cell therapy approach.
Finally, we also have two neoantigen vaccines in our portfolio, NEO-PV-01, a fully personal neoantigen cancer vaccine, custom-designed and manufactured for each individual patient’s tumor mutations, and NEO-SV-01, a neoantigen vaccine for the treatment of a subset of hormone receptor-positive breast cancer. NEO-PV-01 is in Phase 1b clinical development in metastatic disease settings, with three ongoing trials. In November 2019, we reported top line results from the first trial, NT-001, at the Society of Immunotherapy for Cancer 2019 meeting. In November 2019, we also announced the cessation of additional spending commitments related to our cancer vaccine programs, NEO-PV-01 and NEO-SV-01. We will continue to conduct follow-up from our ongoing NT-002 clinical trial of NEO-PV-01 in first-line patients with untreated advanced or metastatic non-small cell lung cancer, with plans to report initial clinical data from this trial in the second half of 2020. We have also ceased enrollment in our NT-003 trial in metastatic melanoma.

In developing all of our therapeutic product candidates, we leverage our proprietary neoantigen platform, which continuously improves as our product candidates generate data. This platform comprises two key elements: our Real-time Epitope Computation for ONcology, or RECON, bioinformatics engine, and our combined T cell biology and immune-monitoring expertise, in particular NEO-STIM, our proprietary antigen-specific T cell induction protocol.
Our RECON bioinformatics engine utilizes a proprietary combination of algorithms designed to predict the most therapeutically-relevant neoantigen targets associated with each patient's tumor. As detailed in our February 2017 and October 2019 papers in Immunity, our approach to bioinformatics uses a proprietary allele-specific, or mono-allelic, approach that allows us to predict neoantigens that are presented by specific Class I and Class II HLA alleles relevant for each patient. Using this approach and with our growing proteomic database of greater than 1.7 million unique HLA bound peptides, we have generated high quality datasets that have resulted in positive predictive values greater than 50%, exceeding standard approaches by greater than ten times for Class I HLAs and by greater than sixty times for Class II HLAs when using a recall-based measurement of performance. We intend to continue to strengthen our leading position in bioinformatics and identification of therapeutic neoantigens by using data generated from our ongoing and future clinical trials, coupled with our machine learning expertise, to continue to refine RECON's neoantigen prediction algorithms.
Our combined T cell biology and immune-monitoring expertise allows us to elicit neoantigen-specific immune responses, both in vivo and ex vivo, and to evaluate these responses in patients. We have developed a proprietary method for ex vivo T cell stimulation, which we call NEO-STIM, that allows us to directly prime, activate and expand antigen-specific T cells. In addition, we have built up immune profiling capabilities using a state-of-the-art toolkit that allows us to understand the antigen-specific immune responses to our therapies, thereby providing a key feedback loop that further enables improvements in research and development of our programs.
Recent Corporate Updates
On November 20, 2019, we announced that, as part of a new strategic focus, we were reducing our workforce by approximately 24% of our then current headcount. This corporate restructuring was substantially completed during the fourth quarter of 2019. We also announced the cessation of additional spending commitments related to our cancer vaccine programs, as detailed above.
After a comprehensive review of strategic alternatives, on January 15, 2020, we entered into an agreement with BioNTech SE, or BioNTech, pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of BioNTech, or the Merger Agreement and such transaction, the Merger. The Merger Agreement was unanimously approved by the members of our board of directors, or the Board, and the Board resolved to recommend approval of the Merger Agreement to our shareholders. The closing of the Merger is subject to approval of our shareholders and the satisfaction of customary closing conditions. Certain of our stockholders who collectively own approximately 36% of the outstanding shares of our common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.
Subject to the terms of the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time shall automatically be canceled and converted (without interest but subject to any withholding required under applicable law) into the right to receive 0.063 of an American Depositary Share of BioNTech, or Parent ADS, with each Parent ADS representing one ordinary share of BioNTech.
The transaction is expected to close in the second quarter of 2020.

Our Approaches and Product Candidates
The following diagram summarizes the current status of our product development pipeline:
Our Personal Neoantigen Approach
NEO-PTC-01 is a personal neoantigen adoptive T cell therapy that consists of multiple T cell populations targeting what we predict to be the most therapeutically-relevant neoantigens from each patient's tumor. T cells are a type of white blood cell that play a central role in the immune system, including both detecting and killing cancer cells. NEO-PTC-01 uses T cells from the periphery of each patient that we then specifically prime, activate and expand to generate a therapy that specifically targets that patient's personal neoantigens. We believe that NEO-PTC-01 will allow us to drive a robust and persistent anti-tumor response and could be applicable across a broad range of both hematological and solid tumors. NEO-PTC-01 is currently in preclinical development. We filed a CTA with the Dutch Health Authority in December 2019 to evaluate NEO-PTC-01 in solid tumors in patients that are refractory to checkpoint inhibitors. Our first clinical trial of NEO-PTC-01 will be in metastatic melanoma and is expected to start in the third quarter of 2020.
Our Shared Neoantigen Approach
Our shared neoantigen programs take a precision medicine approach to neoantigen-targeted therapies. We are seeking to discover, validate and develop therapies directed towards shared neoantigens, which are neoantigen targets that are shared across subsets of patients or tumor types. Our proprietary shared neoantigen targets will be developed as adoptive T cell therapies. Our lead shared neoantigen product candidate is NEO-STC-01, a neoantigen adoptive T cell therapy for the treatment of cancers driven or mediated by RAS mutations. We believe NEO-STC-01 has the potential to be used across multiple different tumor types harboring RAS mutations. We also continue to make significant progress with respect to shared neoantigen discovery and validation and have assembled libraries of high-quality TCRs against various shared neoantigens across common HLAs.
Our Strategy
To fulfill our mission, we are developing neoantigen-targeted therapies that we believe have the potential to lead a paradigm shift in the treatment of cancer patients. Key elements of our strategy include:

•	Advance product candidates using multiple T cell therapies across a broad array of patient populations.

•	Develop NEO-PTC-01 to leverage the potency of cell therapies to target neoantigens specific to each individual.

•	Develop shared neoantigen T cell therapies for patients who share specific neoantigens.

•	Strengthen our leading position in the neoantigen field through ongoing investment in our platform technologies.

•	Discover and validate a pipeline of TCRs than can effectively target tumor antigens across common HLAs and are suitable for an engineered TCR-T cell therapy approach.

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
Our platform comprises two key elements that form an iterative feedback loop: our RECON bioinformatics engine, which is designed to predict the most therapeutically-relevant neoantigen targets and our combined T cell biology and immune-monitoring expertise, in particular NEO-STIM, our proprietary antigen-specific T cell induction protocol. We are using our platform to develop product candidates across several neoantigen-targeting non-engineered and engineered T cell therapies using two distinct approaches:

•	Our personal medicine approach enables neoantigen-targeted therapies that are tailored for the individual profile of each patient's tumor.

•	Our precision medicine approach enables neoantigen therapies that target prevalent neoantigens that are shared across subsets of patients or tumor types.
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
Prediction of Neoantigen-MHC Presentation:  We use a novel approach to predict which mutations lead to neoantigens that will bind to and be presented by MHC on the surface of a patient's cancer cells. Conventionally, neoantigen prediction is conducted using publicly available algorithms that are trained using limited datasets derived predominantly from in vitro binding assays. The utility of these assays to develop binding predictors is limited due to low throughput and does not incorporate critical insights into how peptides are processed. Later generations of algorithms use mass spectrometry techniques to isolate and sequence peptides from multiple MHC alleles. While these approaches have made advances in predicting neoantigen-MHC binding over in vitro binding assays, the utility of this multi-allelic mass spectrometry approach is limited because these algorithms are unable to discern which peptides are presented by each MHC allele. Further, requiring the use of a predictive algorithm to assign each peptide to an allele is a process that can result in a significant error rate. While these approaches have some utility, we believe, they lack adequate precision and depth across a wide enough range of alleles to have adequate clinical utility. It is our belief that superior data inputs will yield superior predictions and we have, therefore, made significant investments to generate a high-quality dataset to build the predictive abilities of our RECON bioinformatics engine.
Overview of Data Sources for Neoantigen-MHC Presentation Prediction
As shown in the graphic above, we use a proprietary allele-specific approach that leverages our mono-allelic MHC proteomic datasets that is differentiated from earlier techniques. Overall, this approach allows us to accurately predict neoantigens that are presented by specific MHC alleles relevant for each patient. We generated our mono-allelic datasets using a novel mass spectrometry-based method for profiling MHC-bound peptides that are presented by a single Class I or Class II MHC allele. The foundation for our approach to generating mono-allelic Class I MHC ligand datasets was published in Immunity in February 2017. This work was extended by our innovative higher-throughput mono-allelic approach, which we call MAPTAC (Mono-Allelic Purification with Tagged Allele Constructs), that was published in Immunity in October 2019. In particular, MAPTAC has enabled us to rapidly extend our data for Class I MHC alleles and also generate data for many Class II MHC alleles, many of which have no publicly available data. As of March 2019, our MAPTAC dataset included 101 Class I alleles, covering greater than 95% of allelic diversity for A, B, and C alleles, and 45 Class II alleles, covering 95.0%, 78.9%, and 42.7% of allelic diversity for DR, DP and DQ, respectively. Using our MAPTAC approach, we continue to expand our dataset for Class I and Class II alleles.
Using our datasets, we have developed unique MHC allele-specific algorithms that provide far greater predictive accuracy and lower false discovery rates than standard approaches. We have used this methodology to systematically investigate Class I and II MHC alleles, enabling broad coverage of alleles across geographic populations and ethnic groups. We have already achieved greater than ninety-nine percent population coverage in the United States through our coverage of one or more Class I (HLA-A, B and C) and Class II HLA (HLA DR, DP, and DQ) alleles for each patient. We believe these enhancements will enable us to develop more effective neoantigen-targeted therapies. Using this approach and with our growing proteomic database of greater than 1.2 million unique HLA bound peptides, we have generated high quality datasets that have resulted in positive predictive values greater than 50%. The performance of RECON to predict antigen-HLA binding exceeds that of standard approaches, such as netMHCPan, by up to greater than ten times for Class I HLAs and by up to greater than sixty times for Class II HLAs when using a recall-based measurement of performance. Our next-generation algorithms using mono-allelic data for Class I MHC alleles have now been deployed in our ongoing clinical trials and we plan to deploy our Class II MHC prediction capabilities in upcoming trials.
The figure below provides an overview of the neoantigen presentation pathway on the left and how RECON models this biology on the right.
Overview of Neon's RECON Bioinformatics Engine
In addition to mono-allelic mass spectrometry-based HLA-antigen presentation predictions, RECON predictions of neoantigens recapitulates other key events in this pathway. For example, we have also developed a proprietary algorithm designed to predict how proteins are processed into peptides and how this process influences which peptides can be presented by MHC. Factors such as quantification of RNA expression and truncality scores (which is a measure of the percent of cells that harbor the mutation) of antigens are used in multiple steps in immunogen identification and design. In addition, we have also observed that intra-tumoral MHC Class II presentation is dominated by professional antigen presenting cells, or APCs, rather than tumor cells. Therefore, tracking which tumor epitopes are most readily phagocytosed (or ingested by a cell) and presented by APCs further enhances the ability to pinpoint therapeutically relevant epitopes. These findings can be used to further enhance RECON’s predictive power.
Selection of the Most Therapeutically-Relevant Neoantigens:  In our effort to select the most therapeutically-relevant neoantigens, in addition to the factors described above, we incorporate a number of additional filters and algorithms applied to RECON-identified neoantigens that account for several biological and pharmacological factors, as well as manufacturing considerations. These include prioritizing based on predictions of T cell reactivity. Also, features of each mutation, such as truncality, help identify the most preferred immunogenic HLA bound antigens to target.
Our current version of RECON is trained using our mono-allelic mass spectrometry data for Class I MHC epitopes and is used in our ongoing clinical trials for NEO-PV-01. We plan to incorporate Class II MHC epitope prediction into the version of RECON used for future clinical trials, including for our planned clinical trial of NEO-PTC-01. Through intensive immune monitoring of epitope immunogenicity in our clinical studies, we can improve the quality of RECON's predictions over time by understanding the immune response to each epitope.
Neoantigen Immunogenicity: Inducing T cells with NEO-STIM and Evaluating Antigen-specific T Cell Responses
Fundamental to our platform is our ability to elicit neoantigen-specific immune responses, both in vivo and ex vivo, and to evaluate these responses in patients. It is therefore vital for us to understand how T cell responses can be induced and expanded to target neoantigens and to monitor the immune system response in treated patients.
We have developed a proprietary method for ex vivo T cell stimulation, which we call NEO-STIM, that allows us to directly prime, activate and expand antigen-specific T cells.

Overview of NEO-STIM Induction Protocol
NEO-STIM has several important advantages compared to other tumor-targeting T cell induction and expansion protocols including:

•	Starting with peripherally collected apheresis material and does not require harvesting tumor-infiltrating lymphocytes, or TILs;

•	No cell engineering required to generate potent antigen-specific T cells;

•	Ability to both induce de novo and expand memory antigen-specific immune responses in the laboratory; and

•
Generating T cells with desired phenotype that can kill antigen expressing tumor targets and autologous tumor without use of IL-2, which is a potent cytokine signaling molecule for the immune system, during the T cell culture process.

Given these advantages of NEO-STIM, we apply this important platform technology both for research purposes and as a key inline manufacturing step to generate neoantigen-specific adoptive T cell therapies. Applications for NEO-STIM include:

•
Inline manufacturing for neoantigen-specific adoptive T cell therapies:  We can generate therapeutic-scale T cell populations under current Good Manufacturing Practice, or cGMP, conditions that are specific to a patient’s neoantigen targets. NEO-STIM can be used in this way for programs targeting personal neoantigens specific to a patient’s tumor, as in the case for NEO-PTC-01, or shared neoantigens such as RAS, as in the case for NEO-STC-01.

•
Validating the immunogenicity of neoantigen targets:  NEO-STIM’s ability to induce de novo neoantigen-specific T cell responses allows us to confirm the immunological relevance of specific predicted neoantigens and is an important validation step for our shared neoantigen pipeline.

•
Isolating neoantigen-specific T cell receptors:  We generate tumor antigen-specific T cells and isolate TCRs specific to each tumor antigen that have the potential to be used in developing multiple TCR-based T cell therapies.

•
Learning the rules for which epitopes are immunogenic: By testing many epitopes and T cell responses, we can learn the rules of immunogenicity that indicate which epitopes may successfully lead to immune responses. This information can then be used to improve RECON’s prediction algorithms.

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

Our Approaches and Product Candidates
Personal Neoantigen Approach
For our personal medicine approach to neoantigen-targeted therapy, we are developing therapies that are tailored to each patient's specific set of tumor neoantigens. We are currently developing a personal neoantigen adoptive T cell therapy called NEO-PTC-01. We believe our personal approach has potential to be an effective new treatment across solid tumors that are unresponsive to checkpoint inhibitor therapy.
Personal Neoantigen Adoptive T Cell Therapy Program: NEO-PTC-01
Overview
NEO-PTC-01, is a personal neoantigen T cell therapy consisting of multiple T cell populations targeting what we believe to be the most therapeutically-relevant neoantigens from each patient's tumor. NEO-PTC-01 is currently in preclinical development. In December 2019, we filed a CTA with the Dutch Health Authority to evaluate NEO-PTC-01 in the solid tumor setting in patients that are refractory to checkpoint inhibitors. We plan to initiate a Phase 1 dose escalation clinical trial in patients with metastatic melanoma who are refractory to checkpoint inhibitors in collaboration with the Netherlands Cancer Institute in the third quarter of 2020. The second planned indication for NEO-PTC-01 is metastatic ovarian cancer, with the potential to both expand to other solid tumor types and pursue clinical development in the United States.
NEO-PTC-01 leverages our neoantigen platform, including RECON and NEO-STIM. Using RECON, we select high ranking neoantigens personalized to each patient. This set of neoantigen-targeting peptides is then manufactured for each patient on an individual basis. We next leverage these custom-manufactured peptides in our proprietary ex vivo co-culture process, NEO-STIM, to prime, activate and expand autologous neoantigen-specific T cells specific for each patient's personal set of neoantigens. We believe that this approach will allow us to specifically target each patient's individual tumor with T cells that can drive a robust and persistent anti-tumor response. The graphic below outlines the process that we will employ for NEO-PTC-01:
NEO-PTC-01 Product Process
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

Preclinical Development
We are developing NEO-PTC-01 in collaboration with the Netherlands Cancer Institute, which is an academic research and treatment center with leading expertise in T cell biology and treatments. We presented preclinical data relating to NEO-PTC-01 at the Society of Immunotherapy of Cancer 2019 meeting, highlighting the proof of feasibility of our NEO-STIM induction protocol. Through these data, we demonstrated, reproducibly across multiple patient samples, the ability to generate multiple CD8+ and CD4+ T cell populations in each patient sample from the memory and naïve compartment. These T cells were highly functional and were specific for mutant neoantigens. In addition, these data showed that these cells were capable of in vitro cell killing and NEO-PTC-01-induced T cell cultures directly recognize autologous tumor sample material. We can now reproducibly generate these cell populations from patient material at a therapeutic manufacturing scale.
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

Data from a single melanoma patient sample

NEO-STIM induced T cells demonstrate cytokine release (IFNγ and TNFα) and degranulation (CD107a) upon activation

Control
Neoantigen-activated
CD8+ memory response
7.2%
16.9%
CD8+ de novo response
6.9%
65.5%
CD4+ de novo response
13.1%
34.5%

- 3 markers: *IFNγ + TNFα + CD107a*
- 2 markers observed
- 1 marker observed
- No activation markers

Finally, we set out to study the ability of the induced CD8+ T cells to kill tumor targets that process and present the neoantigen of interest. A375 tumor cell lines were stably transduced with the HLA restriction element, as well as the neoantigen of interest. Subsequently, and as demonstrated in the charts below, we performed a 6-hour co-culture with the induced T cells. We determined that the neoantigen specific CD8+ T cells upregulated CD107a and the tumor targets expressed active caspase 3 (an early apoptotic marker) upon co-culture.

Data from a single melanoma patient sample, CD8$^+$ memory response

Cytotoxic Marker CD107a on
Induced Neoantigen T Cells
p<0.0001
%CD8+CD107a+
15
10
5
0
Control
Neoantigen-transduced
Wild-type transduced
Target tumor cell line

Upregulation of Active Caspase-3 on
Target Tumor Cells
p<0.0001
%Live+Cas3+
40
30
20
10
0
Control
Neoantigen-transduced
Wild-type transduced
Target tumor cell line

Additionally, we found that NEO-PTC-01-induced T cells can directly recognize autologous tumors as shown in the figure below.
Induced CD8+ T cells Recognize Autologous Tumors as Reflected by Induction of IFNy and/or CD107a+
In summary, our development activities confirm that the patient-specific neoantigens that were predicted through our RECON bioinformatics engine are immunogenic based on the induction of multiple neoantigen-specific CD8+ and CD4+ T cell responses. Further, the presence at the end of the NEO-STIM process of multiple enriched neoantigen-specific T cell populations (both memory and de novo) demonstrates our potential to generate new T cell responses and, as a result, cancer immunotherapies that may be effective to treat cancer patients.
Clinical Development Plan
We are focusing the initial clinical development of NEO-PTC-01 in solid tumors where we believe we can generate de novo neoantigen T cell populations ex vivo. We filed a CTA with the Dutch Health Authority in December 2019 to evaluate NEO-PTC-01 in a first-in-human clinical trial in patients that are refractory to checkpoint inhibitors. We plan to initiate a Phase 1 dose escalation clinical trial in patients with metastatic melanoma who are refractory to checkpoint inhibitors in collaboration with the Netherlands Cancer Institute in the third quarter of 2020. The primary objectives of this trial will be to evaluate the safety and feasibility of administering NEO-PTC-01 to patients. Additional objectives will be to evaluate immunogenicity and clinical efficacy. The second planned indication for NEO-PTC-01 is metastatic ovarian cancer.
Based on the data from the first exploratory trial, we will decide how to best proceed with further clinical development of NEO-PTC-01, including expanding to other tumor types and potential development in the United States.
Shared Neoantigen Approach
Overview
Our precision medicine approach to neoantigen-targeted therapy targets neoantigens shared across subsets of patients. While most neoantigen targets are specific to an individual patient's tumor, there are prevalent neoantigens that are shared across subsets of patients or tumor types, and these are known as shared neoantigens. We intend to develop multiple therapies directed towards these shared neoantigen targets using T cell therapies. We believe that our shared neoantigen approach could be complementary to our personal neoantigen therapies by providing readily available therapies that can be used in patients identified as having the relevant shared genetic mutation.

Shared Neoantigen Approach
Our shared neoantigen targets were identified using our bioinformatics capabilities, including RECON, to interrogate large genomic databases to discover a set of proprietary shared neoantigen targets across certain patient populations within major tumor types. This discovery work began under the direction of our founder, Nir Hacohen, at the Broad Institute, Inc., or the Broad, and continues today at Neon.
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
We have completed the validation of our first targets and plan to develop multiple adoptive T cell product candidates targeting different shared neoantigens. In addition, we continue to make significant progress with respect to TCR discovery and have assembled libraries of high-quality TCRs against various shared neoantigens across common HLAs. We plan to explore the potential development of our neoantigen-specific TCRs into multiple TCR-based T cell therapies, potentially in collaboration with external partners who would provide complementary technical capabilities.
NEO-STC-01: Adoptive T cell Therapy for RAS-mediated Cancers
NEO-STC-01 is a shared neoantigen adoptive T cell therapy that targets RAS mutations prevalent across many solid tumors. It is an autologous, non-engineered T cell product that leverages a premanufactured "target warehouse" for RAS driver mutations, to generate multiple CD8+ and CD4+ target-specific T cell populations for potent anti-tumor effect.

NEO-STC-01 Product Process
NEO-STC-01 uses a precision approach to treat a genetically defined patient population with poor prognosis, for whom there are currently no effective therapies. NEO-STC-01 will be able to address multiple HLA alleles, greatly increasing the addressable patient population. In contrast, engineered TCR T cell therapies are limited to a single HLA allele per TCR, therefore requiring multiple products to address RAS mutations in the general population. For example, based on RECON predictions, NEO-STC-01 can potentially address up to two thirds of all RAS-mutant PDAC patients versus <10% of patients when using a TCR-T cell therapy for a single HLA allele.
Our NEO-STIM technology is also used here as an inline manufacturing step, similar to NEO-PTC-01. NEO-STIM uses PBMCs as a starting material which are more accessible than TILs, which are used by other adoptive T cell therapies. Further, use of PBMCs as a starting material has been shown to produce an optimal T cell phenotype with the potential to drive persistence and tumor cell killing. NEO-STIM also generates T cell populations from both the memory and naïve T cell compartments, broadening the patient’s anti-tumor immune repertoire against the target RAS neoantigens. Additionally, since NEO-STC-01 targets known, common RAS neoantigens, we can pre-manufacture the peptides that feed into the manufacturing process for NEO-STC-01, which in turn helps to shorten the overall manufacturing time and allows patients to receive their treatments quicker.
NEO-STC-01 is currently in preclinical development and we have generated data that support mechanism of action and provide a strong rationale for further development. RAS mutant neo-epitopes in our RAS target warehouse have been extensively validated and T cell populations against them can be reproducibly induced in healthy donors. The induced T cells are cytotoxic and can kill patient-derived tumor cells at endogenous antigen levels. Process optimization will be ongoing in 2020 and learnings from NEO-PTC-01, Neon’s personal T cell therapy, are expected to help accelerate preclinical development of NEO-STC-01.
Manufacturing
We have invested in manufacturing capabilities to supply cGMP product for our clinical programs. Currently, we outsource our manufacturing to third parties. We own and control proprietary methods and intellectual property regarding peptide and cell manufacturing. As our development programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products. We will be focusing on more efficient and scalable manufacturing, which we believe will lead to a commercially attractive cost of goods when operating at commercial scale.
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
Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. In addition to fully-integrated biopharmaceutical companies and immunotherapy-focused oncology companies, we directly compete with a number of neoantigen T cell companies, including Achilles Therapeutics Limited, Adaptimmune Therapeutics plc, Adicet Bio, Inc., AgenTus Therapeutics, Inc., BioNTech SE, bluebird bio, Inc., Celgene Corporation, Genocea Biosciences, Inc., Gilead Sciences, Inc., Gritstone Oncology, Inc., Immatics Biotechnologies GmbH, IMV Inc., Iovance Biotherapeutics, Inc., Lion TCR Pte. Ltd., Marker Therapeutics, Inc., Medigene AG, Neogene Therapeutics, Inc., Nouscom AG, PACT Pharma, Inc., Regeneron Pharmaceuticals, Inc., Zelluna Immunotherapy AS and ZIOPHARM Oncology, Inc. Smaller or early-stage companies, including immunotherapy-focused and neoantigen-focused therapeutics companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain U.S. Food and Drug Administration, or FDA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our intellectual property rights, we rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, new targets and applications, and other inventions that are important to our business. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, methods of making and methods of use, including formulations and combination therapies.
As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through claims covering additional methods of use and biomarkers and complementary diagnostic and/or companion diagnostic related claims.
The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. As of December 31, 2019, our patent portfolio included at least two issued U.S. patents with claims directed to methods of preparing therapeutic compositions and methods of treating cancer, at least 41 pending U.S. provisional or non-provisional patent applications, at least 19 foreign patents with claims directed to methods of preparing therapeutic compositions and compositions of matter, and at least 159 pending foreign patent applications, which patents and patent applications we owned or exclusively licensed. The claims of these owned or in-licensed patents and patent applications are directed toward various aspects of our product candidates and research programs, including claims related to compositions of matter, methods of use, drug product formulations, combination therapies, methods of manufacture, manufacturing precursors and methods of identifying active compounds. These owned patent applications, if issued, are expected to expire between 2037 and 2040, and these in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2031 through 2039, in each case without taking into account any possible patent term adjustments or extensions.
Within our patent portfolio, as of December 31, 2019, we had an exclusive license from the Dana-Farber Cancer Institute, or DFCI, the Broad, and The General Hospital Corporation d/b/a Massachusetts General Hospital, or MGH, pursuant to our amended license agreement with the Broad, or the Broad Agreement, to at least two issued U.S. patents, at least seven pending U.S. provisional or non-provisional patent applications, at least 13 foreign patents, and at least 77 pending foreign patent applications that include claims directed to NEO-PV-01, such as compositions of matter, combination therapies, formulations, manufacturing processes, manufacturing precursors or uses thereof. These in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2031 through 2037, without taking into account any possible patent term adjustment or extensions.
Within our patent portfolio, as of December 31, 2019, we had exclusive licenses pursuant to the Broad Agreement and others to at least four pending U.S. provisional or U.S. non-provisional patent applications, at least 10 foreign patents, and at least five pending foreign patent applications that include claims directed to NEO-PTC-01, such as compositions of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. These in-licensed patents and patent applications, if issued, are expected to expire on various dates from 2031 through 2040, in each case without taking into account any possible patent term adjustment or extensions.
Within our patent portfolio, as of December 31, 2019, we owned at least 10 pending U.S. provisional or U.S. non-provisional patent applications and at least 42 pending foreign patent applications, and had an exclusive license pursuant to the Broad Agreement, to at least one pending U.S. non-provisional patent application and at least 29 pending foreign patent applications that include claims directed to NEON / SELECT (including our NEO-SV-01 product candidate), such as compositions of matter, formulations, manufacturing processes, manufacturing precursors or uses thereof. These owned patent applications, if issued, are expected to expire between 2037 and 2039, and these in-licensed patent applications, if issued, are expected to expire in 2036, in each case without taking into account any possible patent term adjustment or extensions.
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
License Agreement with the Broad Institute, Inc.
On November 13, 2015, we entered into the Broad Agreement with the Broad and, in January and November 2018, we entered into amendments to the Broad Agreement. Under the Broad Agreement, we have been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by the Broad, DFCI and MGH to develop and commercialize any diagnostic, prognostic, preventative or therapeutic product for humans, including any neoantigen vaccine product. In particular, as of December 31, 2019, we have both exclusive and non-exclusive licenses to a patent portfolio comprised of 10 patent families, including certain granted patents and pending patent applications in the United States and foreign jurisdictions.

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
Government Regulation
Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.
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
Our product candidates must be approved by the FDA through a Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

•	Submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical trials may begin;

•	Approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;

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
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our product candidates will be granted on a timely basis, or at all.
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

•
The Anti-Kickback Statute, or AKS, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

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

•
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

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

•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, for certain payments and "transfers of value" provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
The ACA, for example, contains provisions that subject biological products to potential competition by lower-cost biosimilars and may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, address a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increase the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establish annual fees and taxes on manufacturers of certain branded prescription drugs, and create a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029, unless additional Congressional action is taken.

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

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the United States government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Further, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a "Blueprint", or plan, to reduce the cost of drugs. The current administrations' Blueprint contains certain measures that the U.S. Department of Health and Human Services, or HHS, is already working to implement. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Individual states in the United States have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
U.S. Patent-Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of any of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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
Additional Laws and Regulations Governing International Operations
If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from offering, paying, promising to pay, or authorizing payment of money or anything of value, to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to any foreign official, political party or candidate to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls.
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are owned and operated by the government, and doctors and other hospital employees are considered foreign officials for the purposes of the statute. Certain payments made in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
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
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new method by which rebates owed by are calculated for drugs that are inhaled, infused, instilled, implanted or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.
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
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The 340B program imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. It is unclear how this decision could affect covered hospitals who might purchase our products in the future, and affect the rates we may charge such facilities for our approved products. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Employees
As of December 31, 2019, we had 71 full-time employees, 27 of whom have Ph.D. or M.D. degrees and 55 of whom are engaged in research and development activities. As of December 31, 2019, we had no part-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
During the year ended December 31, 2019, we announced that, as part of a new strategic focus, we were reducing our workforce by approximately 24% of our then current headcount. Refer to Note 16, Corporate Restructuring, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.
Corporate History and Trademarks
We were incorporated under the laws of the State of Delaware in October 2013 under our previous name, Onco3, Inc. Our executive offices are located at 40 Erie Street, Suite 110, Cambridge, MA 02139, and our telephone number is (617) 337-4701. Our website address is www.neontherapeutics.com. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information on, or that can be accessed through, our website as part of this report.
We view our operations and measure our business as one reportable segment. All of the Company's tangible assets are held in the United States. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.
We are the owner of trademark rights in the NEON THERAPEUTICS, RECON, NEO-STIM, Precision NEO-STIM and MAPTAC trademarks, as well as certain other trademarks, including design versions of some of these trademarks. The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights. Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.
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
A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.neontherapeutics.com, under the heading "Investors."
Item 1A. Risk Factors
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K for the year ended December 31, 2019 and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to our Merger with BioNTech SE
Failure to complete, or delays in completing, the potential merger with BioNTech announced on January 16, 2020 could materially and adversely affect our results of operations, business, financial results and/or stock price.
On January 15, 2020, we entered into an agreement with BioNTech pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of BioNTech. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions about working with us or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•
we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of BioNTech, which could have a negative effect on our stock price;

•	under some circumstances, we may be required to pay a termination fee to BioNTech of $3,200,000;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

•	the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;

•	the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•	we could be subject to litigation related to any failure to complete the Merger;

•
the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our stock price.
We cannot be sure if or when the Merger will be completed.
The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our shareholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in BioNTech’s favor or if other mutual closing conditions are not satisfied, BioNTech will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay BioNTech a termination fee of $3,200,000.
If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our shareholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further shareholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may materially adverse affect our business.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
Until the Merger is completed, the Merger Agreement restricts BioNTech and us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent BioNTech and us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.
Because the Merger Agreement provides for a fixed exchange ratio for the number of shares of BioNTech ADSs that will be issued for each outstanding share of our common stock, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.
The Merger Agreement provides for a fixed exchange ratio for the number of shares of BioNTech ADSs that will be issued for each outstanding share of our common stock in the Merger. If the public trading value of shares of BioNTech common stock declines over the period of time required to satisfy the Merger’s closing conditions, the consideration received at the time of the Merger may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.
The Merger Agreement contains provisions that limits our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making an alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to BioNTech.
The Merger Agreement provides that we shall not, and requires us to refrain from permitting our representatives to, among other things, solicit, participate in negotiations with respect to or approve or recommend any third party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited proposals. Further, while our board of directors is permitted to make a recommendation change to our stockholders with respect to the Merger under certain circumstances, unless BioNTech terminates the Merger Agreement, we nonetheless will be required to submit the proposals to a stockholder vote at a special meeting. This requirement, which is often called a “force the vote” provision, means that we do not have the right before the stockholder vote to terminate the Merger Agreement to accept a superior proposal. If the Merger Agreement is terminated, in certain circumstances, we may be required to pay BioNTech a termination fee of $3,200,000.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, BioNTech, BioNTech’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, BioNTech, or BioNTech’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.
Risks Related to Our Business, Technology and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biopharmaceutical immuno-oncology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in October 2013. For the years ended December 31, 2019 and 2018, we reported net losses of $79.8 million and $76.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $253.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We expect to continue to incur substantial expenses in connection with our ongoing activities if, and as, we:

•	initiate or continue clinical trials of our product candidates;

•	advance our development programs into and through preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	hire additional clinical, quality assurance and scientific personnel;

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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of December 31, 2019, we had approximately $29.4 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our funding requirements, both near and long-term, as well as the timing and amount of our operating expenditures, will depend largely on:

•	the initiation, progress, scope, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, the Dutch Health Authority, and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including any patent infringement actions that may be brought by third parties in the future against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of formulation development and manufacturing, including the completion of commercial-scale outsourced manufacturing activities; and

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
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.
As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses and negative cash flows from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, we could be forced to delay, reduce or eliminate all of our research and development programs or other business activities, and our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.
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
The manufacturing process used to produce our product candidates is complex and novel and has not been validated for clinical or commercial production. For example, for NEO-PTC-01, we will harvest T cells from a patient and then, through a proprietary ex vivo process, prime, activate and expand those T cells to create an autologous T cell therapy that will ultimately be infused back into the patient’s body. Similarly, for NEO-PV-01, we custom design and manufacture up to 20 individually selected peptides with a proprietary formulation to construct a unique vaccine for each patient. As a result of these complexities, the cost to manufacture our product candidates is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and is more difficult to reproduce.
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
Although we continually attempt to optimize our manufacturing process, doing so is a difficult and uncertain task and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. If we are unable to adequately validate or scale-up the manufacturing process with any of our current manufacturers, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be a lengthy process. We ultimately may not be successful in transferring our production system or the manufacturers on whom we rely may not have the necessary capabilities to complete the implementation and development process. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate an agreement for commercial supply with that contract manufacturer and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are approved and commercialized.
The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval processes and we will need to contract with manufacturers who we believe can meet applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize our products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications and under required good manufacturing practices acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
We may in the future evaluate the use of one or more CMOs, as well as the possibility of establishing our own capabilities and infrastructure, including a manufacturing facility. If we were to choose to build our own manufacturing facility, we would need significant funding and would need to select an adequate location. We expect that development of our own manufacturing facility would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes and allow for better long-term margins. However, we have no experience in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. If we determine to establish our own manufacturing capabilities and infrastructure, we will also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development and eventual commercialization, if approved, of our product candidates. If we fail to select the correct location, complete the construction in an efficient manner, recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or could prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our business is highly dependent on the success of our product candidates. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially.
Our business and future success depend on our ability to obtain regulatory approval of and then successfully launch and commercialize our product candidates. All of our product candidates will require additional clinical and nonclinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.
In December 2019, we filed a clinical trial authorization with the Dutch Health Authority for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty of timing or achievement of approval from the Dutch Health Authority to conduct the trial, difficulties with patient enrollment, trial design and establishing trial protocols.
We announced in November 2019 that we would cease undertaking new additional spending commitments related to our NEO-PV-01 and NEO-SV-01 programs. NEO-PV-01 is currently being investigated in three Phase 1b clinical trials. We plan to continue to conduct follow-up from our NT-002 clinical trial of NEO-PV-01 in first-line patients with untreated advanced or metastatic non-small cell lung cancer and will cease future enrollment in our NT-003 trial in metastatic melanoma. We received approval on an IND submitted to the FDA for NEO-SV-01, a neoantigen vaccine for the treatment of a genetically defined subset of hormone-receptor-positive breast cancer, but do not currently have plans to initiate a trial of NEO-SV-01. As a result, we currently have fewer active programs and expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to NEO-PTC-01 and NEO-STC-01. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of NEO-PTC-01 and NEO-STC-01. We cannot be certain that either of our programs or any future programs will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of our current programs or if they do not receive regulatory approval or fail to achieve significant market acceptance, we would be delayed in our ability to achieve profitability, if ever.
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

•
we may fail to receive the necessary regulatory approvals or experience a delay in receiving those approvals, including delays that may be caused by slow enrollment in clinical trials, patients dropping out of trials, the required length of time to achieve trial endpoints, additional time requirements for data analysis or biologics license application, or BLA, preparation, discussions with the FDA or other foreign regulatory authorities , requests from regulatory authorities for additional nonclinical or clinical data, or unexpected safety or manufacturing issues;

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
In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates post-approval could have a material adverse effect on our business, financial condition, prospects and results of operations.
Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which could have an adverse effect on our business.
With the exception of NEO-PV-01, all of our other product candidates are still in the preclinical discovery stage and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcomes of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcomes of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.
For example, in December 2019 we filed a clinical trial authorization with the Dutch Health Authority for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-

PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty of timing or achievement of approval from the Dutch Health Authority to conduct the trial, difficulties with patient enrollment, trial design and establishing trial protocols.
Clinical development is a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure and potent or effective in humans. Clinical testing is expensive and can take many years to complete and the outcome of any clinical trial is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful and a clinical trial can fail at any stage of testing. The outcome of nonclinical studies and early clinical trials, or interim analyses of these trials, may not be predictive of the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. For example, our ongoing Phase 1b clinical trials of NEO-PV-01 are open-label and not all enrolled patients have completed these trials. Further, we expect any later-stage clinical trials of NEO-PV-01 will require placebo comparison or comparison with an active comparator. Differences in trial design between early stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
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
For example, in December 2019 we filed a clinical trial authorization with the Dutch Health Authority for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty of timing or achievement of approval from the Dutch Health Authority to conduct the trial, difficulties with patient enrollment, trial design and establishing trial protocols.
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

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs as the terms of these agreements can be subject to extensive negotiation and vary significantly among different CROs and trial sites;

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

•	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate;

•	the potential insufficiency or inadequacy of the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates;

•	the potential inability to manufacture and supply product to patients consistent with clinical trial protocols;

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
We rely on trade secrets, unpatented know-how, inventions and other proprietary information to strengthen our competitive position. We consider know-how to be our primary intellectual property with respect to our RECON (Real-time Epitope Computation for ONcology) bioinformatics engine. The algorithms comprising RECON require accurate input data to enable the algorithms to detect patterns. Our clinical trials allow us to collect clinical data together with myriad samples of blood and tumor tissue, which we use as a feedback loop to make improvements to RECON. However, know-how protected by trade secret can be difficult to protect. In particular, we anticipate that, with respect to this platform, this know-how may over time be disseminated within the industry through independent development, the publication of journal articles describing the method and the movement of skilled personnel.
We cannot rule out that our competitors may have or obtain the knowledge necessary to analyze and characterize similar data to our known data for the purpose of identifying and developing products that could compete with our current or future product candidates. Our competitors may also have significantly greater financial, product development, technical and human resources and access to other human tumors than we do. Further, our competitors may have significantly greater experience in using translational science methods to identify and develop product candidates.
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
Certain of our product candidates will be developed in combination with one or more cancer therapies. This combination may have additional side effects that were not present in initial clinical trials of our product candidates with other cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.
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
We expect to develop some of our product candidates in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of our product candidates.
We intend to develop some of our product candidates in combination with one or more approved or unapproved cancer therapies.
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
We may also evaluate some of our product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any product candidate we develop in combination with an unapproved cancer therapy if that unapproved cancer therapy does not ultimately obtain marketing approval. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.
If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our product candidates , we may be unable to obtain approval of or market those product candidates.
Neoantigen-targeted therapies are a novel approach and negative perception of the efficacy or safety of any of our product candidates could adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
Neoantigen-targeted therapies remain novel and unproven technologies, with no neoantigen-targeted therapy approved to date in the U.S. or EU. Neoantigen T cell therapies, neoantigen vaccines or any other modality that we seek to use may not gain the acceptance of the public or the medical community. For example, earlier cancer vaccines attempted to direct the immune system against a class of molecules found predominantly, but not exclusively, at the tumor site. Since the targets of these cancer vaccines were are also found on normal cells, they were regarded as ‘self’, which caused the immune system to prohibit destruction of the cancerous cells. As a result, these cancer vaccines did not generate potent immune responses. Our neoantigen vaccines may be perceived to face the same challenges as the earlier cancer vaccines, which could limit our ability to enroll patients in our clinical trials or if approved, negatively impact our vaccines’ market acceptance. Further, with respect to our NEO-PTC-01 program, the use of T cells as a potential cancer treatment is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.
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
NEO-PV-01, our personal neoantigen-based cancer vaccine product candidate, includes a development-stage vaccine adjuvant, poly-ICLC. It is difficult for us to predict how our use of poly-ICLC will be viewed by the FDA or other regulatory agencies as we attempt to demonstrate the safety of NEO-PV-01.
We use an adjuvant, poly-ICLC, with our NEO-PV-01 vaccine product candidate, which makes it difficult to predict how the FDA and applicable other regulatory agencies will evaluate the safety of NEO-PV-01. Adjuvants are compounds that are added to vaccines to enhance the activation of and improve the immune response and efficacy of vaccines. Any vaccine, because of the presence of an adjuvant, may have side effects that may pose too great a safety risk to warrant approval of the vaccine. Development-

stage vaccine adjuvants, such as poly-ICLC, may pose an increased safety risk to patients. Poly-ICLC has been used as an adjuvant in other investigational vaccine trials but has never been approved by the FDA for commercial use. The existence of additional trials using this adjuvant may provide support for approval of our product candidates, however, negative safety or efficacy results from other trials using poly-ICLC could similarly jeopardize the continued development of our product candidates that use poly-ICLC as an adjuvant.
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
We anticipate competing with the largest pharmaceutical companies in the world, many of which are conducting research in neoantigen based therapies and all of which have greater financial and human resources than we currently have. In addition to these fully-integrated biopharmaceutical companies, we will also face competition from other immunotherapy-focused oncology companies. Further, we directly compete with a number of neoantigen therapeutics-focused companies, some of whom are developing vaccines, while others are developing T cell therapies and/or T cell receptor-based therapies. These competitors include Aduro Biotech, Inc., Achilles Therapeutics Limited, Adaptimmune Therapeutics plc, Adaptive Biosciences, Inc., Adicet Bio, Inc., Advaxis, Inc., Agenus Inc., AgenTus Therapeutics, Inc., BioNTech SE, bluebird bio, Inc., Celgene Corporation, Genocea Biosciences, Inc., Gilead Sciences, Inc., Gritstone Oncology, Inc., Immatics Biotechnologies GmbH, IMV Inc., Iovance Biotherapeutics, Inc., ISA Pharmaceuticals, B.V., Lion TCR Pte. Ltd., Marker Therapeutics, Inc., Medigene AG, Moderna, Inc., Nouscom AG, PACT Pharma, Inc., Regeneron Pharmaceuticals, Inc., TScan Therapeutics, Inc., Vaccibody AS, Zelluna Immunotherapy AS and ZIOPHARM Oncology, Inc. For further information on our potential merger with one of our competitors, BioNTech SE, please see section above titled "Risk Factors - Risks Related to Our Merger with BioNTech."
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
Although we announced in November 2019 a 24% reduction in our headcount, it is possible that, in the future, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technology research, product development and manufacturing, regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. Future growth would impose significant added responsibilities on members of management, including:

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
Our future financial performance and our ability to commercialize our product candidates may depend, in part, on our ability to effectively manage any future growth and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
Our corporate restructuring and the associated headcount reduction announced in November 2019 may not result in anticipated savings, could result in total costs and expenses and attrition that are greater than expected and could disrupt our business.

On November 20, 2019, we announced a 24% reduction in headcount as part of a corporate restructuring. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional headcount reductions or restructuring activities in the future. Furthermore, our restructuring activities may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or increase difficulties in our day-to-day operations. Our headcount reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and other personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future.
If we lose key management personnel, or if we fail to retain or recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
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
Additionally, while we put in place retention arrangements at the time we effected our November 2019 corporate restructuring, the combination of having effected that restructuring and the January 2020 announcement of the planned acquisition of our company by BioNTech announced in January 2020 may make it increasingly difficult for us to retain our executive officers, other key employees and other scientific and medical advisors.
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
Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.  It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.
Our internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, may be subject to cyber-attacks, fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other independent organizations, advisors, contractors and consultants are vulnerable to damage from computer viruses and unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Because information systems, networks, web tools and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, web tools or other services to us pose increasing risks. Disruptions of this nature may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, threats and incursions to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks or other cyber-attacks. The number and complexity of these threats continue to increase over time. While we have not experienced any material system failure or security breach to date, if an event of that nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, a security breach related to RECON’s proprietary combination of algorithms could adversely affect our ability to apply RECON to predict therapeutically-relevant neoantigens or result in our competitors having access to these algorithms, which could adversely affect our competitive position. Likewise, we currently, and may in the future continue to, rely on third parties for the manufacture of our product candidates and to conduct clinical trials and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our internal computer systems or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, suffer reputational harm and experience delays in the further development and commercialization of our product candidates.
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
Continued uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.
In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the EU. Such exit (Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers, and employees. As a result, Brexit could have an adverse effect on our future business, financial results, and operations. The UK formally left the EU on January 31, 2020, and is now in a transition period through December 31, 2020. Although the UK will remain in the EU single market and customs union during the transition period, the long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. In particular, although the UK enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the UK will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
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

•
the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, if we obtain necessary approvals, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries, including with respect to privacy restrictions and the sharing of patient information;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	import and export regulations;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the FCPA or comparable foreign regulations;

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
Fluctuations in foreign currency exchange rates could substantially increase our development costs.
A portion of our planned clinical trial activities and clinical product manufacturing are conducted outside of the United States, and associated costs may be incurred in the local currency of the country in which the activity is being conducted, which costs could be subject to fluctuations in foreign exchange rates. At present, we do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. A decline in the value of the U.S. dollar against currencies in geographies in which we conduct clinical trials or manufacturing activities could have a negative impact on our research and development costs. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our development costs.
Changes in tax law could adversely affect our business and financial condition.
The laws and rules dealing with U.S. federal, state and local income taxation are routinely reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. Since the Company was founded in 2014, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, Internal Revenue Code of 1986, as amended, or the Code, was significantly reformed by the Tax Cuts and Jobs Act, or the TCJA. Changes under the TCJA included, among other things, a reduction of the U.S. federal corporate income tax rate, significant limitations on the deductibility of interest and net operating loss carryforwards, or NOLs, the ability to expense capital expenditures, and the migration from a "worldwide" system of taxation to a territorial system. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our shareholders’ tax liability.
Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.
As of December 31, 2019, we had U.S. federal net operating loss carryforwards of $153.9 million of which $79.1 million will begin to expire in 2034 and $74.8 million of which can be carried forward indefinitely. We also had state net operating loss carryforwards of $155.2 million, which begin to expire in 2034. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $7.6 million and $2.6 million, respectively, which begin to expire in 2034 and 2029, respectively. Under the TCJA, net operating loss carryforwards generated in taxable years ending after December 31, 2017 are not subject to expiration. Our ability to utilize our net operating losses or tax credits, or NOLs or credits, is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under "Risk Factors - Risks Related to Our Business, Technology and Industry," we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We may have experienced ownership changes in the past and we expect to experience an ownership change in the future as a result of the proposed acquisition of the Company by BioNTech (as discussed above under "Risk Factors - Risks Related to Our Merger with BioNTech"). Our NOLs or credits may also be impaired under state law. Accordingly, we do not know whether or when we will utilize our NOL or credit carryforwards.
Risks Related to Government Regulation
The regulatory approval process for our product candidates in the United States, European Union and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and regulatory authorities in states and other countries. We are not permitted to market any biological product in the United States until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities. A BLA must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the personal T cell and vaccine product candidates that we design and manufacture are molecularly different for each patient and the FDA has not approved any personal neoantigen therapies to date. Similarly, we use data from our clinical trials to continuously improve the algorithms composing our RECON bioinformatics engine. The FDA or other regulatory authorities may require that we refrain from inputting any additional data into our RECON bioinformatics engine before we commence any pivotal clinical trials of our product candidates. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted.
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
In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	obtaining regulatory authorization to begin a trial;

•	the availability of financial resources to begin and complete the planned trials;

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
In December 2019, we filed a clinical trial authorization with the Dutch Health Authority for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty of timing or achievement of approval from the Dutch Health Authority to conduct the trial, difficulties with patient enrollment, trial design and establishing trial protocols.
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
The FDA or a comparable foreign regulatory authority may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.
The general approach for FDA or comparable foreign regulatory authority approval of a new biologic or drug is to provide dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that we may be able to utilize an accelerated approval approach for our product candidates given the limited alternatives for cancer treatments, but the FDA or comparable foreign regulatory authority may not agree with our plans.
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
For example, in December 2019 we filed a clinical trial authorization with the Dutch Health Authority for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty of timing or achievement of approval from the Dutch Health Authority to conduct the trial, difficulties with patient enrollment, trial design and establishing trial protocols.

We may rely on third parties to conduct investigator-sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our other product candidates.
We may rely on academic and private, non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of these investigator-sponsored trials. It is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including due to elements of the design or execution of the trials, safety concerns or other trial results.
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
Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause public and private payor organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, and the current administration recently released a "Blueprint," or plan, to reduce the cost of drugs. The current administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers.

The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
In the United States, there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. For example, in March 2010, Congress passed the Patient Protection and Affordable Care Act, or the ACA, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars; addresses a new method by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establishes annual fees and taxes on manufacturers of certain branded prescription drugs; and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example. various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029, unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation (EU) 2016/679, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data, and substantial fines for breaches of the data protection rules. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Since we anticipate beginning our NEO-PTC-01 program in the

Netherlands, our operations in the EU may be subject to the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. We may be required to obtain additional consent to process and transfer data outside the EU, which may affect our ability to enroll enough patients in our trials. These regulations may be onerous and adversely affect our business, financial condition, prospects and results of operations.
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
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours and our ability to commercialize any product candidates we may develop may be adversely affected.
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
Composition-of-matter patents on the active pharmaceutical ingredient, or API, in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. We do not currently have any claims in our owned or in-licensed issued U.S. patents that cover the composition-of-matter of any of our product candidates. We are, however, pursuing claims in our pending owned or in-licensed patent applications that cover the composition-of-matter of our product candidates. We cannot be certain that claims in any future patents issuing from our pending owned or in-licensed patent applications or our future owned or in-licensed patent applications will cover the composition-of-matter of our current or future product candidates. In addition, there are likely to be additional challenges in obtaining composition-of-matter patents for our current and future personal T cell and vaccine product candidates, given the highly bespoke nature of our personalized therapies.
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
In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. For example, significant elements of our research and development approaches, including aspects of sample preparations, methods of manufacturing, cell culturing conditions and computational-biological algorithms, including RECON’s algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when any of our neoantigen-targeting therapy product candidates is approved by the FDA or a comparable foreign regulatory authority, a third party who believes that our technology infringes its patent may then be able to seek to enforce its patent by filing a patent infringement lawsuit against us. We are aware of U.S. Patent No. 10,055,540 entitled "Neoantigen Identification, Manufacture, and Use." If a claim is subsequently asserted that any of our neoantigen-targeting therapy product candidates or RECON infringes this patent, we believe that we have reasonable defenses, such as noninfringement or invalidity. There can be no assurance that these defenses will succeed. We also have patent rights in this technology space. Further, while we do not believe that any claims of other outstanding patents that could otherwise materially adversely affect commercialization of our neoantigen therapies product candidates, if approved, are valid and enforceable, we may be incorrect in this belief or we may not be able to prove that position in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is "clear and convincing," a heightened standard of proof.
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
Presently, we have intellectual property rights through licenses from third parties to develop certain of our product candidates and we have filed and may continue to file additional patent applications of our own in the future that may be directed to some or all of these or other product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
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
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies following inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We do not directly control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. For instance, for NEO-PTC-01, our outside vendors will harvest T cells from a patient and then prime, activate and expand those T cells ex vivo to create a T cell therapy for that patient that will ultimately be infused back into the patient’s body. As a result of these complexities, the cost to manufacture our product candidates is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and is more difficult to reproduce. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies with or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
Our existing and future collaborations will be important to our business. If we are unable to enter into or maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into collaborations with other companies to provide us with important technologies for our programs and technology and we expect to receive additional technologies under these and other collaborations in the future. Our existing therapeutic collaborations and any future collaborations we may enter into may pose a number of risks, including the following:

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

If our collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any anticipated future benefits under the collaboration, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this filing also apply to the activities of our therapeutic collaborators.
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
We currently depend on single-source suppliers for some of the components and materials used in and processes required to develop our product candidates. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. For example, we obtain our vaccine adjuvant, poly-ICLC, which is administered simultaneously with NEO-PV-01, from a single-source supplier. Additionally, we rely on a single-source supplier to manufacture our peptides and a single source for the manufacture of our T cell product candidate NEO-PTC-01. There are, in general, relatively few alternative sources of supply for substitute components. Our current vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions, which would damage our business, financial condition, prospects and results of operations.
If we were to have to switch to a replacement supplier, the manufacture and delivery of our product candidates or components of our product candidates could be interrupted for an extended period, which could adversely affect our business. We may not be able to quickly establish additional or replacement suppliers for the adjuvants, peptides or any of the components or processes used in our product candidates, if required. If we are able to find a replacement supplier, the replacement supplier would need to be qualified, which might require additional regulatory authority approval, which could result in further delay. For example, the FDA or other comparable foreign regulatory authority could require additional supplemental data and clinical trial data if we rely upon a new supplier for the adjuvants and peptides used in our product candidates. While we seek to maintain adequate inventory of the single source components and materials used in our products, any interruption or delay in the supply of components or materials or our inability to obtain components or materials from alternate sources at acceptable prices, or at all, in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.
In addition, as part of the FDA’s or other regulatory authority's approval of our product candidates, we will also require FDA or other regulatory authority approval of the individual components of our process, which include the manufacturing processes and facilities of our single-source suppliers. Our current single-source suppliers have not undergone this process, nor have they had any components included in any product approved by the FDA.
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
We became a public company in June 2018 and accordingly there is only a limited history of there being a public market for shares of our common stock. An active trading market for our shares may never develop or be sustained and, as a result, you may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.
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
For instance, in January 2020, we announced entry into a definitive agreement for the acquisition of our company by BioNTech, which we expect to close in the second quarter of 2020. As a result of this announcement, the trading price of our common stock is likely to be volatile and could be subject to wide fluctuations.
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
Our executive officers and directors and Third Rock Ventures III, L.P., a venture capital fund affiliated with certain of our directors, beneficially held, as of December 31, 2019, in the aggregate, approximately 39% of our outstanding voting stock. Therefore, these stockholders and other principal stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction.
This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our IPO, which occurred in June 2018, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We are a "smaller reporting company" and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
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
As a public company, and particularly after we are no longer an "emerging growth company" or a "smaller reporting company" under applicable SEC regulations, we incur and will continue to incur significant legal, accounting and other expenses. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of their initial public offerings. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned. If that were to happen, we would incur additional and unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
On July 1, 2019, we filed a registration statement on Form S-3 (File No. 333-232487) with the SEC, which was declared effective on July 8, 2019, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf Registration Statement and subject to the limitations thereof. As of December 31, 2019, we have sold $0.4 million of our common stock in "at the market offerings" under the Shelf Registration Statement, prior to applicable commissions under the Sales Agreement. We pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any variance could cause a significant fluctuation in our operating results from one period to the next.
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

•
the cost of manufacturing our current and any future product candidates, which may vary depending on FDA or other regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the timing and outcomes of clinical studies for our product candidates or the timing and outcomes of clinical trials for competing product candidates;

•
competition from existing and potential future products that compete with our product candidates and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of our product candidates;

•	the level of demand for our product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with our product candidates;

•	our ability to commercialize our product candidates, if approved, within and outside of the United States, either independently or working with third parties;

•	our ability to adequately support our future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.
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
Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision.
In Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On August 5, 2019, the decision was appealed to the Delaware Supreme Court and the appeal is pending. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed by the Delaware Supreme Court or otherwise abrogated, we do not intend to enforce its Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our board of directors intends to promptly amend our bylaws to remove the Federal Forum Provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol "NTGN." Trading of our common stock commenced on June 27, 2018, following the completion of our IPO. Prior to this time, there was no public market for our common stock.
Holders of our Common Stock
As of February 26, 2020, the number of holders of record of our common stock was 35. This number does not include beneficial owners whose shares are held in street name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.
Additionally, the Merger Agreement generally restricts, subject to certain limited exceptions (including, without limitation, BioNTech’s prior written consent), our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the completion of the transaction (or the date on which the Merger Agreement is earlier terminated).
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
As of December 31, 2019, we had used substantially all of the net proceeds received from the IPO, primarily to fund the ongoing clinical development of NEO-PV-01 and to advance our pre-clinical programs, including NEO-PTC-01, and research activities. There was no material change in the use of proceeds from our IPO from the planned use as described in the Company's prospectus filed under Rule 424(b)(4), which was filed with the SEC on June 28, 2018 (File No. 333-224330).
Item 6. Selected Consolidated Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with United States generally accepted accounting principles, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We have deep expertise in the development of neoantigen therapies, with both T cell and vaccine modalities. We are leveraging over a decade of insights from our founders to develop neoantigen-targeted therapies that use two distinct approaches: the first approach utilizes fully personal therapies that target neoantigens specific to each individual, and the second approach utilizes therapies that target neoantigens that are shared across subsets of patients or tumor types. Both the personal neoantigen approach and the shared neoantigen approach focus on targeting a prioritized set of what we believe are the most therapeutically-relevant neoantigens.
Our most advanced T cell program is NEO-PTC-01, our personal neoantigen adoptive T cell therapy, which consists of multiple T cell populations that are generated to target each individual patient's unique set of neoantigens. We are focusing the initial clinical development of NEO-PTC-01 in solid tumors for patients who are refractory to checkpoint inhibitors. In December 2019, we announced that we filed a CTA with the Dutch Health Authority to evaluate NEO-PTC-01 in a first-in-human clinical trial. We plan to initiate a Phase 1 dose escalation clinical trial in metastatic melanoma in collaboration with the Netherlands Cancer Institute in the third quarter of 2020. The second planned indication for NEO-PTC-01 is metastatic ovarian cancer, with the potential to both expand to other solid tumor types and pursue clinical development in the United States.
We are also advancing a T cell therapy program targeting shared neoantigens in genetically defined patient populations to direct the immune system towards prevalent mutations that are shared across patients in specific tumor types. We intend to develop product candidates targeting shared neoantigens using both non-engineered and engineered T cell modalities. Our first product candidate using the shared neoantigen approach, NEO-STC-01, is a non-engineered adoptive T cell therapy that targets RAS mutations prevalent across many solid tumors. We are focusing our initial efforts with NEO-STC-01 on the treatment of pancreatic ductal adenocarcinoma, or PDAC, as over 84% of PDAC tumors have a RAS mutation and there is a significant unmet medical need for PDAC therapies. We have also assembled libraries of high-quality T cell receptors, or TCRs, against various shared neoantigens across common human leukocyte antigens, or HLAs which are suitable for an engineered TCR-T cell therapy approach.
We also have two neoantigen vaccines in our portfolio, NEO-PV-01, a fully personal neoantigen cancer vaccine, custom-designed and manufactured for each individual patient’s tumor mutations, and NEO-SV-01, a neoantigen vaccine for the treatment of a subset of hormone receptor-positive breast cancer. NEO-PV-01 is in Phase 1b clinical development in metastatic disease settings, with three ongoing trials. In November 2019, we reported top line results from the first trial, NT-001, at the Society of Immunotherapy for Cancer 2019 meeting.
On November 20, 2019, we announced that, as part of a new strategic focus, we were reducing our workforce by approximately 24% of our then current headcount. This corporate restructuring was substantially completed during the fourth quarter of 2019. We also announced the cessation of additional spending commitments related to our cancer vaccine programs, NEO-PV-01 and NEO-SV-01. We will continue to conduct follow-up from our ongoing NT-002 clinical trial of NEO-PV-01 in first-line patients with untreated advanced or metastatic non-small cell lung cancer, with plans to report initial clinical data from this trial in the second half of 2020. We have also ceased additional enrollment in our NT-003 trial in metastatic melanoma.
After a comprehensive review of strategic alternatives, on January 15, 2020, we entered into the Merger Agreement with BioNTech, pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly-owned subsidiary of BioNTech. The Merger Agreement was unanimously approved by the members of our Board and the Board resolved to recommend approval of the Merger Agreement to our shareholders. The closing of the Merger is subject to approval of our shareholders and the satisfaction of customary closing conditions. Certain of our stockholders who collectively own approximately 36% of the outstanding shares of our common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.

Subject to the terms of the Merger Agreement, at Effective Time each share of our common stock issued and outstanding immediately prior to the Effective Time shall automatically be canceled and converted (without interest but subject to any withholding required under applicable law) into the right to receive 0.063 of an American Depositary Share of BioNTech, or Parent ADS, with each Parent ADS representing one ordinary share of BioNTech. The transaction is expected to close in the second quarter of 2020. Refer to Note 18, Subsequent Events, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
From inception through December 31, 2019, we have funded our operations primarily through an aggregate of $89.9 million of net proceeds from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. To date, we have not generated any revenue from product sales and do not expect to do so for several years, if at all. Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception, including net losses of $79.8 million and $76.9 million in the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $253.5 million. We expect to incur substantial additional losses in the foreseeable future as we expand our research and development activities.
We expect to continue to incur substantial expenses in connection with our ongoing activities if, and as, we:

•	initiate or continue clinical trials of our product candidates;

•	advance our development programs into and through preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	hire additional clinical, quality assurance and scientific personnel;

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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the pursuit of a strategic transaction, sale of equity, debt financings or other capital sources, including collaborations with other companies. We may be unable to raise additional funds or enter into such other agreements or arrangements, including a strategic transaction, when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
As of December 31, 2019, we had cash and cash equivalents of $29.4 million. We believe that, based on our current operating plan, our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See "—Liquidity and Capital Resources." To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. Refer to Note 1, Nature of Business, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K for additional information on our assessment.
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
Operating Expenses
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development and manufacture of our product candidates and include:

•	expenses incurred under agreements with third parties, including CROs, CMOs and suppliers;

•	license fees to acquire and maintain in-process technology and data;

•	costs related to the development of our platforms, including costs related to RECON and NEO-STIM;

•	personnel-related costs, including salaries, benefits and non-cash stock-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, including their fees, related travel expenses and stock-based compensation expense;

•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;

•	costs related to compliance with regulatory requirements; and

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and general support services.
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
We use our employee and infrastructure resources across our multiple research and development programs directed toward developing our personal and shared approaches, as well as identifying and developing product candidates. We track outsourced development and manufacturing costs, including external clinical and regulatory costs, by development product candidates, but we do not allocate costs such as personnel costs or other internal costs to specific development of product candidates. These external and unallocated research and development expenses are summarized in the table below:

	Year Ended December 31,
	2019	2018
	(in thousands)
NEO-PV-01	$17,333	$26,934
NEO-PTC-01	4,257	2,452
Other early-stage development expenses	7,078	3,027
Unallocated expenses	31,050	28,012
Total research and development expense	$59,718	$60,425

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. This is due to the numerous risks and uncertainties associated with developing our product candidates, including the uncertainty related to:

•	the addition and retention of key research and development personnel;

•	successful and timely enrollment in and completion of our current or future clinical trials;

•	costs associated with the preclinical development and clinical trials for our early discovery product candidates;

•	maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	receipt of marketing approvals from applicable regulatory authorities;

•	commercializing products, if and when approved, whether alone or in collaboration with others;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products if and when approved; and

•	continued acceptable safety profiles of our products following approval.
A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.
Research and development activities account for a significant portion of our operating expenses. We expect to maintain our research and development expenses over the next several years as we continue to implement our business strategy, which includes advancing clinical development of NEO-PTC-01 and progressing NEO-STC-01 into clinical development, expanding our research and development efforts, seeking regulatory approvals for any product candidates that successfully complete clinical trials, accessing and developing additional product candidates and maintaining personnel to support our research and development efforts. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.
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
We expect to maintain our general and administrative expenses at similar levels in future periods to support our continued research and development activities, as well as the costs of operating as a public company.
Other Income, Net
Other income, net consists primarily of interest income related to our investments in cash equivalents and marketable securities.

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, along with the changes in those items in dollars:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$59,718	$60,425	$(707)
General and administrative	21,420	18,276	3,144
Total operating expenses	81,138	78,701	2,437
Loss from operations	(81,138)	(78,701)	(2,437)
Other income (expense), net	1,362	1,767	(405)
Net loss	$(79,776)	$(76,934)	$(2,842)
Research and Development
Research and development expenses decreased by $0.7 million from $60.4 million for the year ended December 31, 2018 to $59.7 million for the year ended December 31, 2019 due primarily to the following decreases:

•	$7.1 million for external manufacturing costs to support NEO-PV-01 and NEO-PTC-01;

•
the non-recurrence of a $0.6 million expense incurred during the year ended December 31, 2018 related to a one-time milestone payable under one of our collaboration agreements as a result of the closing of our IPO;

•	$0.5 million for external costs related to advancing our preclinical development candidates; and

•	$0.3 million for decreased stock-based compensation expense.
These decreases were partially offset by the following increases:

•	$4.5 million for NEO-SV-01 costs, including expenses related to manufacturing, stability studies and the submission of an IND to the FDA;

•	$1.3 million for personnel-related restructuring charges, including one-time employee termination costs, severance and other benefits in connection with our November 2019 workforce reduction;

•	$1.3 million for personnel-related costs due to increased headcount, all of which were incurred prior to the November 2019 workforce reduction;

•	$0.5 million for facility-related costs, including occupancy costs, as well as depreciation and other maintenance costs; and

•	$0.2 million for external development costs to support our ongoing NEO-PV-01 clinical trials.
General and Administrative
General and administrative expenses increased by $3.1 million from $18.3 million for the year ended December 31, 2018 to $21.4 million for the year ended December 31, 2019 due primarily to the following increases:

•	$2.2 million for personnel-related costs due to increased headcount, including $1.4 million of increased stock-based compensation expense;

•	$0.9 million for other general and administrative costs primarily due to the increased costs of being a public company, as well as additional insurance and tax related expenditures; and

•	$0.5 million for professional fee expenses, primarily associated with the Company's pursuit of strategic alternatives.
These increases were partially offset by $0.5 million for decreased expenses related to the timing of expenditures associated with protecting the Company's owned and in-licensed intellectual property.

Other Income (Expense), Net
Other income decreased by $0.4 million from $1.8 million for the year ended December 31, 2018 to $1.4 million for the year ended December 31, 2019 primarily as a result of decreased interest income on our cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through December 31, 2019 primarily with aggregate net proceeds of $89.9 million from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. As of December 31, 2019, we had cash and cash equivalents of $29.4 million.
On July 1, 2019, we filed a registration statement on Form S-3 (File No. 333-232487) with the SEC, which was declared effective on July 8, 2019, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf Registration Statement and subject to the limitations thereof. As of December 31, 2019, we have sold $0.4 million of our common stock in "at the market offerings" under the Shelf Registration Statement, prior to applicable commissions under the Sales Agreement. We pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding.
Historical Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(73,412)	$(63,428)
Investing activities	49,597	(32,611)
Financing activities	510	90,338
Net decrease in cash, cash equivalents and restricted cash	$(23,305)	$(5,701)
Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.
During the year ended December 31, 2019, operating activities used $73.4 million of cash, primarily resulting from our net loss of $79.8 million and net cash used by changes in our operating assets and liabilities of $3.9 million, partially offset by net non-cash charges of $10.2 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $2.3 million decrease in accounts payable, a $0.7 million decrease in accrued expenses and other liabilities and a $1.1 million decrease in operating lease liabilities, partially offset by a $0.3 million decrease in prepaid expenses and other current assets.
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

Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2019, net cash provided by investing activities was $49.6 million, consisting of proceeds from the sales and maturities of marketable securities of $50.7 million, partially offset by purchases of property and equipment of $1.1 million.
During the year ended December 31, 2018, net cash used in investing activities was $32.6 million, consisting of purchases of marketable securities of $72.9 million and purchases of property and equipment of $3.2 million, partially offset by proceeds from the sales and maturities of marketable securities of $43.6 million.
Cash Provided by Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities was $0.5 million, primarily consisting of $0.3 million of net proceeds from the issuance of shares of common stock pursuant to our ATM facility and $0.2 million in proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan.
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
Based on our current operating plan, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with the development of our product candidates or programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we may incorrectly estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our funding requirements, both near and long-term, as well as the timing and amount of our operating expenditures, will depend largely on:

•	the initiation, progress, scope, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•	the clinical development plans we establish for these product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to execute;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending intellectual property disputes, including any patent infringement actions that may be brought by third parties in the future against us or our product candidates;

•	the effect of competing technological and market developments;

•	the cost and timing of formulation development and manufacturing, including the completion of commercial-scale outsourced manufacturing activities; and

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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through the pursuit of a strategic transaction, or a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through a future strategic transaction or the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.
We have concluded that the above circumstance raises substantial doubt about our ability to continue as a going concern. Refer to Note 1, Nature of Business, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K for additional information on our assessment.
Off-Balance Sheet Arrangements
During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019 and the effects that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$9,780	$1,948	$4,072	$3,760	$—
Total	$9,780	$1,948	$4,072	$3,760	$—
______________________________

(1)	Primarily represents minimum payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expires in 2024.
We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon up to 120 days prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers up to and through the date of cancellation. These payments are not included in the preceding table as the amount and timing of these payments are not known. In December 2019, we provided notice to an independent third party who performs manufacturing, analytical testing and quality assurance services related to the manufacture of drug product and/or peptides for use in our preclinical and clinical activities that we were terminating our manufacturing agreement for convenience. We accrued the costs associated with terminating this agreement during the year ended December 31, 2019. No payments are included in the preceding table, as we do not expect to incur a material amount of future costs associated with the termination of the agreement.
In the normal course of business, we have also entered into license and collaboration agreements with third parties. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory or commercial milestones, or are tied to royalties on net product sales. As of December 31, 2019 and 2018, the aggregate maximum amount of milestone payments we could be required to make under our then-existing license and collaboration agreements was approximately $116.9 million. As of December 31, 2019 and 2018, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. During the year ended December 31, 2018 and as a result of the closing of our IPO, we recorded approximately $0.6 million of incremental research and development expense related to a milestone payable under one of our collaboration agreements.

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
Leases
Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, or ASC 842, with no restatement of prior periods or cumulative adjustment to retained earnings. Comparative periods in our financial statements will be presented in accordance with the existing guidance under ASC 840.
Upon adoption, we took advantage of the transition package of practical expedients permitted within ASU 2016-02, which allowed us to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, we also have made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet.
Under ASC 842, we determine whether an arrangement is or contains a lease at the inception of the contract based on the unique facts and circumstances around identified assets, if present, and control over those identified assets. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. We use the implicit rate when readily determinable and use our estimated incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.
We recognize lease costs on a straight-line basis over the lease term, and include amounts related to short-term leases.
Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $8.7 million and $8.9 million, respectively, as of January 1, 2019. The adoption of the new standard did not materially impact our condensed consolidated statement of operations. Refer to Note 2 and Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.
Research and Development Expenses and Related Accruals
Research and development expenses include costs directly attributable to the conduct of research and development programs, including personnel-related expenses such as salaries, benefits and non-cash stock-based compensation expense; materials; supplies; depreciation on and maintenance of research equipment; manufacturing and external costs related to outside vendors engaged to conduct both preclinical studies and clinical trials; costs related to the development of our platforms, unless such costs meet the criteria to be capitalized as internal-use software, and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. All costs associated with research and development activities are expensed as incurred.
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
Stock-Based Compensation
We measure stock-based compensation expense related to restricted common stock, restricted stock units and stock options granted to our employees and directors based on the fair value on the date of grant. We recognize compensation expense for these awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have also granted certain stock-based awards with performance-based vesting conditions. We recognize compensation expense for awards with performance-based vesting conditions over the remaining service period when management determines that achievement of the performance condition is probable.
We estimate the fair value of the stock options granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends. Because there had been no public market for our common stock prior to our IPO, there is a lack of Company‑specific historical and implied volatility data. Accordingly, we base our estimates of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information was available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to nonemployees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on common stock. We determine the fair value of restricted common stock awards and restricted stock units based on the fair value of our common stock, less any applicable purchase price. We determine compensation expense for discounted purchases under our employee stock purchase plan using the Black-Scholes model to compute the fair value of the look-back provision plus the purchase discount, and recognize this compensation expense over the offering period.
The Company accounts for stock-based compensation expense related forfeitures as the forfeiture occurs.
Effective January 1, 2019, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value similarly to those of employees. Refer to Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.
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
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements refer to Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2019, we had cash and cash equivalents of $29.4 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations. Because of the short-term nature of the investments in our portfolio, an immediate change by 100 basis points in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with, and may continue to contract with, vendors that are located in Europe. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year-ended December 31, 2019.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from the discussion responsive thereto contained in an amendment to this Form 10-K or in our definitive proxy statement relating to our 2020 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2020 Proxy Statement, either of which we expect to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, but in any event no later than April 29, 2020.
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors, including the Audit Committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K or in our 2020 Proxy Statement, either of which we intend to file with the SEC within 120 days of the end of our fiscal year to which this Annual Report on Form 10-K relates, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item regarding executive compensation will be included in an amendment to this Form 10-K or in our 2020 Proxy Statement, either of which we intend to file with the SEC within 120 days of the end of our fiscal year to which this Annual Report on Form 10-K relates, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in an amendment to this Form 10-K or in our 2020 Proxy Statement, either of which we intend to file with the SEC within 120 days of the end of our fiscal year to which this Annual Report on Form 10-K relates, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in our 2020 Proxy Statement, either of which we intend to file with the SEC within 120 days of the end of our fiscal year to which this Annual Report on Form 10-K relates, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in our 2020 Proxy Statement, either of which we intend to file with the SEC within 120 days of the end of our fiscal year to which this Annual Report on Form 10-K relates, and is incorporated herein by reference.

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

NEON THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neon Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neon Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock, contingently redeemable restricted common stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception, has an accumulated deficit, and will require additional financing to fund future operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2020

We have served as the Company's auditor since 2016.

NEON THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$29,395	$52,700
Marketable securities	—	50,611
Prepaid expenses and other current assets	1,848	2,116
Total current assets	31,243	105,427
Operating lease, right-of-use assets	7,542	—
Property and equipment, net	7,109	8,205
Other long-term assets	478	456
Total assets	$46,372	$114,088
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,702	$4,268
Accrued expenses	7,464	8,422
Operating lease liabilities, current	1,241	—
Total current liabilities	10,407	12,690
Operating lease liabilities, net of current portion	6,542	—
Other liabilities	6	149
Total liabilities	16,955	12,839
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2019 and 2018; 28,729,725 and 28,314,274 shares issued and outstanding as of December 31, 2019 and 2018, respectively	29	28
Additional paid-in capital	282,926	275,058
Accumulated other comprehensive loss	—	(75)
Accumulated deficit	(253,538)	(173,762)
Total stockholders' equity	29,417	101,249
Total liabilities and stockholders' equity	$46,372	$114,088
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$59,718	$60,425
General and administrative	21,420	18,276
Total operating expenses	81,138	78,701
Loss from operations	(81,138)	(78,701)
Other income (expense), net
Interest income	1,401	1,792
Other expense	(39)	(25)
Total other income (expense), net	1,362	1,767
Net loss	(79,776)	(76,934)
Accretion of redeemable convertible preferred stock to redemption value	—	(6,371)
Net loss attributable to common stockholders	$(79,776)	$(83,305)
Net loss per share attributable to common stockholders, basic and diluted	$(2.86)	$(5.54)
Weighted average common shares outstanding, basic and diluted	27,878,701	15,036,397

Comprehensive loss:
Net loss	$(79,776)	$(76,934)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	75	(62)
Total other comprehensive income (loss)	75	(62)
Comprehensive loss	$(79,701)	$(76,996)
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONTINGENTLY REDEEMABLE RESTRICTED COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Contingently Redeemable Restricted Common Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2017	93,222,418	$174,895	$355	3,302,927	$3	$—	$(13)	$(93,562)	$(93,572)
Stock-based compensation expense	—	—	210	—	—	6,019	—	—	6,019
Accretion of redeemable convertible preferred stock to redemption value	—	6,371	—	—	—	(3,105)	—	(3,266)	(6,371)
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock	(93,222,418)	(181,266)	(565)	18,644,462	19	181,812	—	—	181,831
Issuance of common stock upon completion of initial public offering, net of commissions, underwriting discounts and offering costs	—	—	—	6,250,000	6	89,906	—	—	89,912
Exercise of stock options	—	—	—	129,510	—	404	—	—	404
Cancellation of restricted common stock	—	—	—	(12,625)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	22	—	—	22
Unrealized losses on marketable securities	—	—	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	—	(76,934)	(76,934)
Balance at December 31, 2018	—	$—	$—	28,314,274	$28	$275,058	$(75)	$(173,762)	$101,249
Stock-based compensation expense	—	—	—	—	—	7,340	—	—	7,340
Issuance of common stock, net of issuance costs of $1	—	—	—	327,602	1	333	—	—	334
Exercise of stock options	—	—	—	44,132	—	115	—	—	115
Issuance of common stock; ESPP purchase	—	—	—	62,927	—	63	—	—	63
Issuance of restricted common stock	—	—	—	25,000	—	—	—	—	—
Cancellation of restricted common stock	—	—	—	(44,210)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	17	—	—	17
Unrealized gains on marketable securities	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	(79,776)	(79,776)
Balance at December 31, 2019	—	$—	$—	28,729,725	$29	$282,926	$—	$(253,538)	$29,417
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(79,776)	$(76,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,644	1,458
Non-cash lease expense	1,186	—
Net amortization of premiums and discounts on marketable securities	5	(4)
Stock-based compensation expense	7,340	6,229
Loss on disposal of property and equipment	39	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	268	(340)
Other long-term assets	(22)	125
Accounts payable	(2,311)	1,951
Accrued expenses and other liabilities	(716)	4,062
Lease liabilities	(1,069)	—
Net cash used in operating activities	(73,412)	(63,428)
Cash flows from investing activities:
Purchases of marketable securities	—	(72,939)
Sales and maturities of marketable securities	50,681	43,550
Purchases of property and equipment	(1,084)	(3,222)
Net cash provided by (used in) investing activities	49,597	(32,611)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	93,000
Proceeds from equity offerings, net of issuance costs	334	—
Proceeds from exercise of stock options	115	404
Proceeds from the issuance of common stock under ESPP	63	—
Repurchase of unvested restricted common stock	(2)	(1)
Payment of initial public offering costs	—	(3,065)
Net cash provided by financing activities	510	90,338
Net decrease in cash, cash equivalents and restricted cash	(23,305)	(5,701)
Cash, cash equivalents and restricted cash, beginning of period	53,156	58,857
Cash, cash equivalents and restricted cash, end of period	$29,851	$53,156
Supplemental disclosure of non-cash items:
Accretion of redeemable convertible preferred stock to redemption value	$—	$6,371
Conversion of redeemable convertible preferred stock and contingently redeemable restricted common stock to common stock upon closing of the initial public offering	$—	$181,831
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$497
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	December 31,
	2019	2018
Cash and cash equivalents	$29,395	$52,700
Restricted cash included in other long-term assets	456	456
Total cash, cash equivalents and restricted cash	$29,851	$53,156
The accompanying notes are an integral part of these consolidated financial statements.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business
Neon Therapeutics, Inc. (the "Company") is a clinical-stage immuno-oncology company and a leader in the field of neoantigen-targeted therapies, dedicated to transforming the treatment of cancer by directing the immune system towards neoantigens. The Company is leveraging over a decade of insights from its founders to develop neoantigen-targeted therapies that use two distinct approaches: the first approach utilizes fully personal therapies that target neoantigens specific to each individual, and the second approach utilizes shared therapies that target neoantigens that are shared across subsets of patients or tumor types. Both the personal neoantigen approach and the shared neoantigen approach focus on targeting a prioritized set of what the Company believes are the most therapeutically-relevant neoantigens.
On November 20, 2019, the Company announced that, as part of a new strategic focus, it was reducing its workforce by approximately 24% of its then current headcount. This corporate restructuring was substantially completed during the fourth quarter of 2019. The Company also announced the cessation of additional spending commitments related to its cancer vaccine programs, NEO-PV-01 and NEO-SV-01. The Company will continue to conduct follow-up from its ongoing NT-002 clinical trial of NEO-PV-01 in first-line patients with untreated advanced or metastatic non-small cell lung cancer, with plans to report initial clinical data from this trial in the second half of 2020. The Company has also ceased enrollment in its NT-003 trial in metastatic melanoma.
On January 15, 2020, the Company entered into an agreement with BioNTech SE ("BioNTech") pursuant to which, if all of the conditions to closing are satisfied or waived, the Company will become a wholly-owned subsidiary of BioNTech (the "Merger Agreement" and such transaction, the "Merger"). The Merger Agreement was unanimously approved by the members of the Company's board of directors (the "Board"), and the Board resolved to recommend approval of the Merger Agreement to the Company's shareholders. The closing of the Merger is subject to approval of the Company's shareholders and the satisfaction of customary closing conditions (see Note 18).
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
Initial Public Offering
On June 29, 2018, the Company completed an initial public offering ("IPO") of its common stock, and issued and sold 6,250,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $89.9 million after deducting underwriting discounts, commissions and other offering costs. Upon the closing of the IPO in June 2018, all shares of the Company’s outstanding redeemable convertible preferred stock converted into an aggregate of 18,644,462 shares of common stock (see Note 9). In advance of the IPO, the board of directors and the stockholders of the Company approved a one-for-five reverse split of the Company’s issued and outstanding common stock that became effective on June 13, 2018. All common share and per share amounts in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2019, the Company has funded its operations primarily with net proceeds of $89.9 million from its IPO, as well as an aggregate of $161.1 million of net proceeds from sales of the Company’s preferred stock and convertible debt. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of December 31, 2019 and 2018, the Company had an accumulated deficit of $253.5 million and $173.8 million, respectively. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to develop, manufacture and commercialize its products.
As of December 31, 2019, the Company had cash and cash equivalents of $29.4 million. The Company expects that, based on its current operating plan, its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2020. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.
The Company expects that it will continue to incur significant expenses in connection with its ongoing business activities. As a result, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the pursuit of a strategic transaction, sale of equity, debt financings or other capital sources, including collaborations with other companies. The Company may be unable to raise additional funds or enter into such other agreements or arrangements, including a strategic transaction, when needed on favorable terms, or at all. If the Company is unable to obtain funding on a timely basis, the Company may be required to curtail, delay or discontinue one or more of its research and development programs or may be unable to expand its operations or otherwise capitalize on its business opportunities, as desired, which could materially affect the Company's business, financial condition and results of operations.
The Company has determined that its cash runway of less than twelve months, along with its accumulated deficit, history of losses and future expected losses, raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of these consolidated financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of pursuing a strategic transaction and reducing cash expenditures, there is no guarantee that the Company will be successful in these mitigation efforts.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and the related disclosures have been prepared in conformity with the accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Neon Therapeutics, Inc. and its wholly owned subsidiary, Neon Securities Corporation. All intercompany transactions and balances have been eliminated. The Company consolidates entities in which it has a controlling financial interest.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash Equivalents
Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. Cash equivalents consisted primarily of money market funds as of December 31, 2019 and 2018.
Restricted Cash
As of December 31, 2019 and 2018, the Company had restricted cash of $0.5 million, which was related to a security deposit associated with the Company's facility lease. Restricted cash accounts are classified within other long-term assets.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected within the consolidated statements of operations and comprehensive loss. Repairs and maintenance costs are expensed as incurred.
Impairment of Long-Lived Assets
The Company regularly evaluates its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. There were no significant impairments of long-lived assets for the years ended December 31, 2019 or 2018.
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
No deferred offering costs were capitalized as of December 31, 2019 or 2018.
Research and Development Expenses
Research and development expenses include costs directly attributable to the execution of research and development programs, including personnel-related expenses such as salaries, benefits, and non-cash stock-based compensation expense; materials; supplies; depreciation on and maintenance of research equipment; manufacturing and external costs related to outside vendors engaged to conduct both preclinical studies and clinical trials; costs related to the development of our platforms, unless such costs meet the criteria to be capitalized as internal-use software; and the allocable portions of facility costs, such as rent, utilities, repairs and maintenance, depreciation, and general support services. All costs associated with research and development activities are expensed as incurred.
Research Contract Costs and Accruals
The Company has entered into various research and development contracts with research institutions and other companies. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company defers and capitalizes non-refundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.
Patent Costs
All patent-related costs incurred in connection with the filing, maintenance and prosecution of patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company accounts for its stock-based compensation awards to employees and directors in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock awards ("RSAs") and restricted stock units ("RSUs"), to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values.
The fair value of each stock option granted to employees and directors is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Because there had been no public market for the Company’s common stock prior to the IPO, there is a lack of Company‑specific historical and implied volatility data. Accordingly, the Company bases its estimates of expected volatility on the historical volatility of a representative group of publicly traded companies for

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which historical information was available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its stock-based awards. The Company uses the remaining contractual term for the expected life of nonemployee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock. The Company estimates the grant date fair value of each RSA and RSU using intrinsic value, which is based on the fair value of the Company's common stock, less any purchase price. Compensation expense for discounted purchases under the Company's employee stock purchase plan is measured using the Black-Scholes model to compute the fair value of the look-back provision plus the purchase discount, and is recognized as compensation expense over the offering period.
Compensation expense related to awards to employees and directors is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. The Company primarily issues awards with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company records the expense for stock-based awards with performance-based vesting conditions over the remaining service period when management determines that achievement of the performance condition is probable. Management evaluates when the achievement of a performance condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.
Effective January 1, 2019, upon the adoption of ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value similarly to those of employees (see Recently Adopted Accounting Pronouncements). Prior to the adoption of ASU 2018-07, and for the year ending December 31, 2018, compensation expense for share-based awards granted to nonemployees was recognized over the period during which services were rendered by such nonemployees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model, as applicable. After the adoption of ASU 2018-07, equity-classified share-based payment awards issued to nonemployees are no longer revalued as the equity instruments vest. ASU 2018-07 also allows entities to use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Expenses
The Company records costs and liabilities associated with exit and disposal activities in accordance with Accounting Standard Codification ("ASC") 420, Exit or Disposal Cost Obligations. Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available.
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
Comprehensive Loss
Comprehensive loss includes net loss, as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. Other comprehensive loss for all periods presented consists solely of unrealized gains (losses) on marketable securities.
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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, which excludes shares of restricted common stock that are not vested. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock, unvested restricted common stock, unvested restricted stock units and shares of redeemable convertible preferred stock are considered potential dilutive common shares.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Segment Information
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company's tangible assets are held in the United States ("U.S.").
Recently Adopted Accounting Pronouncements
ASU No. 2016-02, Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability, as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements. Leases are classified as either operating or finance based on criteria similar to existing lease accounting, with the classification affecting the pattern and classification of expense recognition in the statement of operations. The FASB subsequently issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company adopted these amendments with ASU 2016-02 (collectively, the "New Leasing Standards") effective January 1, 2019.
The Company adopted the New Leasing Standards as of the effective date of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Comparative periods in the Company's financial statements will be presented in accordance with the existing guidance under ASC Topic 840, Leases. Upon adoption, the Company took advantage of the transition package of practical expedients permitted within ASU 2016-02, which allowed the Company not to reassess previous accounting conclusions around whether arrangements are, or contain, leases, as well as to carry forward both the historical classification of leases and the treatment of initial direct costs for existing leases. In addition, the Company also has made an accounting policy election to exclude leases with an initial term of twelve months or less from its balance sheet.
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
Adoption of the New Leasing Standards resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $8.7 million and $8.9 million, respectively, as of January 1, 2019. Upon adoption and as of December 31, 2019, the Company did not have any finance leases. The adoption of the New Leasing Standards did not materially impact the Company's consolidated statement of operations.
Refer to Note 7, Leases, for further information on the application of ASU 2016-02 to the Company’s current lease commitments.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, which expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.
The Company adopted this standard as of the effective date of January 1, 2019. Prior to the adoption of ASU 2018-07, for share-based awards granted to nonemployees, compensation expense was recognized over the period during which services were rendered by such nonemployees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of the Company's common shares and updated assumption inputs in the Black-Scholes option-pricing model, as applicable. After the adoption of ASU 2018-07, equity-classified share-based payment awards issued to nonemployees are measured at grant date fair value similarly to those of employees and are no longer revalued as the equity instruments vest. The new standard allows entities to use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 may have on on its consolidated financial statements.
3. Fair Value Measurement
The following tables present information about the Company's assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at December 31, 2019 Using
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$29,075	$29,075	$—	$—
	$29,075	$29,075	$—	$—

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements at December 31, 2018 Using
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$53,188	$53,188	$—	$—
Marketable securities:
Corporate debt securities	46,122	—	46,122	—
Commercial paper	4,489	—	4,489	—
	$103,799	$53,188	$50,611	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the years ended December 31, 2019 or 2018. There were no liabilities measured at fair value on a recurring basis as of December 31, 2019 or 2018.
4. Marketable Securities
The Company did not hold any marketable securities at December 31, 2019. Marketable securities consisted of the following at December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt securities	$46,197	$—	$(75)	$46,122
Commercial paper	4,489	—	—	4,489
	$50,686	$—	$(75)	$50,611
The Company determined that it did not hold any securities with any other-than-temporary impairment as of December 31, 2018.
There were no sales of available-for-sale securities during the years ended December 31, 2019 or 2018. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s consolidated results of operations.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Software	$1,180	$1,180
Laboratory equipment	9,234	8,230
Computer equipment	102	102
Furniture and fixtures	316	371
Leasehold improvements	680	592
Assets under construction	—	511
	11,512	10,986
Less: Accumulated depreciation and amortization	(4,403)	(2,781)
	$7,109	$8,205
Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $1.6 million and $1.5 million, respectively.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation costs	$2,635	$3,364
Accrued retention payments	795	—
Accrued restructuring costs	981	—
Accrued professional service fees	904	1,262
Accrued external research and manufacturing costs	1,717	3,001
Accrued additions of property and equipment	—	243
Other accrued expenses	432	552
	$7,464	$8,422
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense and related cash flows were as follows (in thousands):

Year Ended December 31, 2019
Lease cost
Operating lease cost	$2,008
Variable lease cost	963
Short-term lease cost	435
Total lease cost	$3,406

Cash paid for amounts included in the measurement of lease liabilities	$1,890
Variable lease expense includes common area maintenance, utility charges and management fees, and was $1.0 million for the year ended December 31, 2019.
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of December 31, 2019
Weighted average remaining lease term in years	4.7
Weighted average discount rate	10%
Amortization of the operating lease right-of-use asset for the lease was $1.2 million for the year ended December 31, 2019 and was included in operating expenses.
Future lease payments for the Company's operating leases as of December 31, 2019 were as follows (in thousands):

Year Ending December 31,
2020	$1,948
2021	2,006
2022	2,066
2023	2,128
2024	1,632
Total future minimum lease payments	$9,780
Less: interest	(1,997)
Present value of operating lease liabilities	$7,783
Under the prior lease guidance, future minimum lease payments for the Company's operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31
2019	$1,891
2020	1,948
2021	2,006
2022	2,066
2023	2,129
Thereafter	1,632
Total future minimum lease payments	$11,672

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies
Manufacturing Agreements
Peptide and Vaccine Manufacturing Agreement
In December 2015, the Company entered into a manufacturing agreement, as amended in October 2016, January 2017 and November 2018 (collectively as amended, the "Manufacturing Agreement"), with an independent third party (the "Vendor") whereby the Vendor performs manufacturing, analytical testing and quality assurance services related to the manufacture of drug product and/or peptides for use in the Company's preclinical and clinical activities. The Manufacturing Agreement provided for the development and establishment of two manufacturing suites at the Vendor's facility to be used in the manufacturing process to fill orders of peptides ordered by the Company, and requires the Company to reimburse the Vendor for specified manufacturing costs incurred in the manufacture of the peptides, plus a fixed profit margin. The Manufacturing Agreement had a five-year term and was terminable by the Company for convenience with three-months' notice. All amounts incurred under the Manufacturing Agreement are recognized as research and development expense as incurred. In December 2019, the Company provided notice to the Vendor that it was terminating the Manufacturing Agreement for convenience. The Company has accrued the costs associated with terminating this agreement during the year ended December 31, 2019. The Company does not expect to incur a material amount of future costs associated with the termination of the agreement.
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
Other Agreements
License Agreement with the Broad Institute, Inc.
On November 13, 2015, the Company entered into a license agreement with the Broad Institute, Inc. (the "Broad"), a related party (see Note 15) and, in January and November 2018, the Company entered into amendments to the license agreement (as amended to date, the "Broad Agreement"). Under the Broad Agreement, the Company has been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by the Broad, Dana-Farber Cancer Institute (the "DFCI") and The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH") to develop and commercialize any diagnostic, prognostic, preventative or therapeutic product for humans, including any neoantigen vaccine product. In particular, the Company has been granted both exclusive and non-exclusive licenses to a patent portfolio comprised of twelve patent families, including certain granted patents and pending patent applications in the U.S. and foreign jurisdictions.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In consideration for the licenses, the Company granted 120,000 shares of common stock to each of the Broad and the DFCI. The shares issued to the Broad were unrestricted and fully vested. The 120,000 shares issued to the DFCI contained contingent repurchase options whereby, if the DFCI failed to achieve three specific milestones over the subsequent three-year period, the Company could repurchase the shares (one-third for each milestone) at the original purchase price, which is at zero cost. The Company has accounted for these awards consistent with equity awards with performance-based vesting conditions and, upon it being probable that the Company would not repurchase the award associated with a milestone, the associated expense would be recognized as incremental stock-based compensation expense and reflected within research and development expenses in the consolidated financial statements. During the year ended December 31, 2019, the repurchase option on the final one-third of the shares expired and the Company recognized $0.2 million of incremental stock-based compensation expense. During the years ended December 31, 2018 and 2017, the first and second repurchase options expired due to the achievement of the respective specified criteria and the Company recognized $0.4 million and $0.2 million of incremental stock-based compensation expense in each period, respectively.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between the parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers and other employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of these indemnification obligations. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to its obligations under these agreements in its consolidated financial statements as of December 31, 2019 or 2018.
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
9. Preferred Stock
Series A Redeemable Convertible Preferred Stock
At various closing dates during the years ended December 31, 2016 and 2015, the Company issued and sold an aggregate of 55,500,000 shares of Series A redeemable convertible preferred stock ("Series A preferred stock") at a price of $1.00 per share. The shares were issued in exchange for cash proceeds of $50.9 million, net of issuance costs of $0.1 million, and the conversion of then-outstanding convertible notes and accrued interest of $4.6 million.
Series B Redeemable Convertible Preferred Stock
In December 2016, the Company entered into a stock purchase agreement and issued and sold 24,911,030 shares of Series B redeemable convertible preferred stock ("Series B preferred stock") at a price of $2.81 per share for proceeds of $69.7 million, net of issuance costs of $0.3 million. In December 2017, the Company entered into a subsequent stock purchase agreement and issued

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and sold an additional 12,811,388 shares of Series B preferred stock at a price of $2.81 per share for proceeds of $35.9 million, net of issuance costs of $0.1 million.
Conversion of Redeemable Convertible Preferred Stock Upon IPO
The redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the control of the Company.
Prior to the Company’s IPO, the holders of the Company’s Series A preferred stock and Series B preferred stock had certain voting rights, dividend rights, liquidation preferences, redemption rights and conversion privileges. Upon completion of the Company’s IPO on June 29, 2018, all shares of the redeemable convertible preferred stock converted into an aggregate of 18,644,462 shares of common stock. All rights, preferences and privileges associated with the outstanding redeemable convertible preferred stock were terminated upon this conversion.
The Company's amended and restated certificate of incorporation now authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, $0.001 par value per share. As of December 31, 2019 and 2018, no shares of preferred stock were issued or outstanding.
10. Common Stock
As of December 31, 2019 and 2018, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock with a par value of $0.001 per share.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company's board of directors, if any. No dividends have been declared or paid during the years ended December 31, 2019 or 2018.
As of December 31, 2019 and 2018 the Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2019	2018
Shares reserved for exercise of outstanding stock options	3,374,541	2,548,073
Shares reserved for vesting of restricted stock units	1,053,394	—
Shares reserved for future issuance under the 2018 Stock Option and Grant Plan	—	760,628
Shares reserved for future issuance under the 2018 Employee Stock Purchase Plan	490,215	270,000
	4,918,150	3,578,701
At-the-market equity offering program
In July 2019, the Company filed a registration statement on Form S-3 (File No. 333-232487) with the Securities and Exchange Commission, which was declared effective on July 8, 2019 (the "Shelf Registration Statement") in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, its common stock, convertible securities or other equity securities in one or more offerings. Simultaneous with the Shelf Registration Statement, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") to establish an at-the-market equity offering program ("ATM"). Under the Sales Agreement, Cantor may sell up to $50.0 million of the Company’s common stock by any method permitted by law deemed to be an "at the market" offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement. Under the Sales Agreement, the Company is required to pay to Cantor cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the three months ended December 31, 2019, the Company sold an aggregate of 327,602 shares under the ATM and received approximately $0.3 million in net proceeds after deducting commissions and offering costs.
11. Stock-Based Compensation
2015 Stock Option and Grant Plan
The Company's 2015 Stock Option and Grant Plan, as amended (the "2015 Plan"), provided for the Company to grant incentive or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and consultants of the Company. As of June 26, 2018, the effective date of the 2018 Stock Option and Incentive Plan, and as of December 31, 2019, no shares remained available for future issuance under the 2015 Plan.
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
 As of December 31, 2019 there were no shares available for future issuance under the 2018 Plan.
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
The Company initiated its first offering period under the ESPP on July 1, 2019. Stock-based compensation expense related to the ESPP was insignificant for the year ended December 31, 2019.
Stock Options
The following table summarizes changes in stock option activity during the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	2,548,073	$7.11	8.68	$1,965
Granted	1,334,028	5.69
Exercised	(44,132)	2.62
Forfeited	(463,428)	7.63
Outstanding as of December 31, 2019	3,374,541	$6.53	7.59	$270
Options vested or expected to vest as of December 31, 2019	3,374,541	$6.53	7.57	$270
Options exercisable as of December 31, 2019	1,540,865	$6.52	6.84	$—
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2019 and 2018 was $4.39 and $8.81, respectively.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $0.1 million and $1.1 million, respectively.
Stock Option Valuation
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018
Expected volatility	93.72%	101.10%
Risk-free interest rate	2.31%	2.69%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.01	6.00
There were no stock option awards granted to nonemployees during the years ended December 31, 2019 or 2018.
Restricted Stock Units
During the year ended December 31, 2019, under the 2018 Plan, the Company granted RSUs as part of the Company's employee equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock and the RSUs generally vest in equal annual installments over three years, provided the employee remains continuously employed with the Company through the vesting period. Upon vesting, shares of the Company's common stock are delivered to the employee, subject to the payment of applicable withholding taxes. The fair value of RSUs is based on the market value of the Company's common stock on the date of grant. Compensation expense is recognized over the applicable service period.
The following table summarizes RSU activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested as of December 31, 2018	—	$—
Granted	1,172,339	$3.47
Vested	—	$—
Cancelled	(118,945)	$5.15
Unvested as of December 31, 2019	1,053,394	$3.27
Restricted Stock Awards
Restricted stock awards originally issued under the terms of the 2015 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employee or nonemployee terminates his or her service relationship with the Company. No restricted stock awards were issued under the 2015 Plan during the years ended December 31, 2019 or 2018.
The 2018 Plan provides for the grant of restricted stock awards to the Company’s officers, employees, directors and other key persons (including consultants). During the year ended December 31, 2019, the Company issued restricted stock awards for 25,000 shares of common stock to certain nonemployee founders and collaborators. The shares were granted under the terms of the 2018 Plan and the respective award agreements governing these awards. These awards vest quarterly over a one-year period.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s restricted common stock activity since December 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested restricted common stock as of December 31, 2018	383,964	$1.97
Granted	25,000	$4.64
Canceled	(44,210)	$1.25
Vested	(258,716)	$2.02
Unvested restricted common stock as of December 31, 2019	106,038	$2.78
The aggregate fair value of restricted common stock awards that vested during the years ended December 31, 2019 and 2018, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.0 million and $3.1 million, respectively.
Restricted Stock Awards Issued Outside of Equity Plans
From May 2015 through July 2016, the Company issued 1,510,000 shares of restricted common stock outside of the 2015 Plan to nonemployee founders and collaborators. The shares were issued under the terms of the respective restricted common stock agreements and unvested shares are subject to repurchase by the Company upon the holder's termination of their relationship with the Company. The unvested shares of restricted common stock are subject to the Company's right to repurchase at the original purchase price per share. The Company did not issue any shares of restricted common stock outside of the Company's 2015 Plan and 2018 Plan during the years ended December 31, 2019 and 2018.
Of the total shares of restricted common stock awarded to nonemployee founders and collaborators, 300,000 shares vested immediately upon grant; 910,000 shares vested quarterly over a four-year period based on each grantee's continued service relationship with the Company in varying advisory capacities; and 180,000 shares are to vest upon the achievement of specified performance milestones. Additionally, 120,000 shares were issued as fully vested awards, but were subject to repurchase options that expired upon the achievement of specified milestones. As of December 31, 2019, the repurchase option on all 120,000 of these shares had expired (see Note 8).
Of these awards, the underlying restricted common stock agreement for 180,000 shares of restricted common stock provided for a put option whereby the recipient was able to sell its vested shares back to the Company at a price per share equal to the fair value of the Company's common stock upon both (i) the termination of the consulting agreement between the recipient and the Company for any reason and (ii) the determination by the recipient's employer that the ownership of the restricted common stock was in violation of the employer's conflict of interest policy. Prior to the closing of the Company’s IPO, these awards were classified in the consolidated balance sheet as contingently redeemable common stock and were presented outside of permanent equity. As of December 31, 2017, $0.4 million was recorded in temporary equity related to these awards. Upon the closing of the Company’s IPO, this put option expired and the amount recorded in temporary equity was recorded to additional paid in capital.
A summary of the changes in the Company's unvested restricted common stock awards granted to founders and collaborators outside of the Company's 2015 Plan or 2018 Plan since December 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested restricted common stock as of December 31, 2018	350,625	$1.29
Vested	(170,625)	$1.29
Unvested restricted common stock as of December 31, 2019	180,000	$1.29
The aggregate fair value of restricted common stock awards issued outside of the 2015 Plan that vested during the years ended December 31, 2019 and 2018, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.7 million and $2.3 million, respectively.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to all stock-based awards and the ESPP in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018
Research and development expenses	$3,589	$3,840
General and administrative expenses	3,751	2,389
	$7,340	$6,229
During the year ended December 31, 2019, the Company recognized stock-based compensation expense of $0.2 million for awards with performance-based vesting conditions related to the expiration of the final repurchase option on the remaining unvested restricted common shares issued to DFCI (see Note 8). During the year ended December 31, 2018 the second repurchase options expired due to the achievement of the respective specified criteria and the Company recognized $0.4 million of stock-based compensation expense (see Note 8).
As of December 31, 2019, the Company had an aggregate of $8.6 million of unrecognized stock-based compensation expense related to unvested stock option awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 2.2 years. As of December 31, 2019, the Company also had an aggregate of $0.3 million of unrecognized stock-based compensation expense related to unvested restricted common stock awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 0.7 years. Additionally as of December 31, 2019, the Company had an aggregate of $2.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
12. 401(k) Savings Plan
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The 401(k) Plan permits the Company to contribute at its discretion. The Company made $0.5 million and $0.1 million in contributions to the 401(k) Plan for the years ended December 31, 2019 and 2018, respectively.
13. Income Taxes
During the years ended December 31, 2019 and 2018 the Company recorded no income tax benefits for the net operating losses incurred and research and development tax credits earned in each year or interim period due to its uncertainty of realizing a benefit from those items.
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.9	5.9
Federal and state research and development tax credits	3.7	4.7
Other	0.1	0.3
Nondeductible items	(1.0)	(1.3)
Change in valuation allowance	(29.7)	(30.6)
Effective income tax rate	—%	—%

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net deferred taxes consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$42,122	$32,096
Capitalized research and development expenses	18,206	8,611
Research and development tax credit carryforwards	9,619	6,414
Operating lease liability	2,126	—
Stock-based compensation	1,188	150
Deferred rent	—	230
Accruals and reserves	911	866
Other	6	4
Total deferred tax assets	74,178	48,371
Valuation allowance	(71,214)	(47,536)
Deferred tax liabilities:
Right-of-use asset	(2,060)	—
Depreciation	(904)	(835)
Net deferred tax assets	$—	$—
As of December 31, 2019, the Company had federal net operating loss carry forwards of approximately $153.9 million, which resulted in a deferred tax asset of $32.3 million, of which $79.1 million will begin to expire in 2034 and $74.8 million which can be carried forward indefinitely. As of December 31, 2019, the Company also had state net operating loss carry forwards of approximately $155.2 million, which resulted in deferred tax assets of $9.8 million, which begin to expire in 2034.
As of December 31, 2019, the Company had federal research and development tax credit carry forwards of approximately $7.6 million, which resulted in a deferred tax asset of $7.6 million, which begin to expire in 2034. As of December 31, 2019, the Company also had state research and development tax credit carry forwards of approximately $2.6 million, which resulted in a deferred tax asset of $2.0 million, which begin to expire in 2029.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's cumulative net losses and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 were primarily due to the increase in net operating loss carryforwards, and were as follows:

	Year Ended December 31,
	2019	2018
Valuation allowance as of beginning of year	$47,536	$23,964
Increases recorded to income tax provision	26,041	23,765
Decreases recorded as a benefit to income tax provision	(2,363)	(193)
Valuation allowance as of end of year	$71,214	$47,536
The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2019 or 2018.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. As of December 31, 2019 and 2018, the Company's tax years are still open under statute from 2014 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carry forwards are used in future periods. It is the Company's policy to include penalties and interest expense related to income taxes as a component of other income (expense) and interest expense, respectively, as necessary. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations and comprehensive loss.
14. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(79,776)	$(76,934)
Accretion of redeemable convertible preferred stock to redemption value	—	(6,371)
Net loss attributable to common stockholders	$(79,776)	$(83,305)

Denominator:
Weighted average common shares outstanding, basic and diluted	27,878,701	15,036,397

Net loss per share attributable to common stockholders, basic and diluted	$(2.86)	$(5.54)
The Company excluded 286,038 and 734,589 shares of restricted common stock for the years ended December 31, 2019 and 2018, respectively, from the calculation of basic net loss per share because these shares had not vested.
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

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2019	2018
Outstanding stock options	3,374,541	2,548,073
Unvested restricted stock units	1,053,394	—
Unvested restricted common stock	286,038	734,589
	4,713,973	3,282,662
15. Related Parties
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
In August 2016, the Company entered into a license agreement with the DFCI in connection with the development of licensed products referred to in the Broad Agreement. As consideration, the Company granted 120,000 shares of restricted common stock to the Broad, which were determined to have a fair value of $0.2 million. In June 2018, to align with institutional policies in place between the Broad, DFCI and MGH, the DFCI and MGH transferred certain of the shares of restricted common stock that they had previously received to the Broad.
The Company recorded expenses related to payments to the Broad of $1.7 million and $2.0 million during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company had $0.3 million and $2.0 million in accounts payable and accrued expenses due to the Broad, respectively.
16. Corporate Restructuring
On November 20, 2019, the Company announced that, as part of a new strategic focus, it was reducing its workforce by approximately 24% of its then current headcount. This corporate restructuring was substantially completed during the fourth quarter of 2019.
During the three months ended December 31, 2019, the Company recorded approximately $1.3 million of restructuring-related costs including employee severance, benefits and related costs in accordance with ASC 420, Exit or Disposal Activities. These costs are reflected within research and development expenses in the consolidated statement of operations.
The following table summarizes the restructuring reserve for the periods indicated (in thousands):

Year Ended December 31, 2019
Restructuring reserve beginning balance	$—
Restructuring expenses incurred during the period	1,289
Amounts paid during the period	(308)
Restructuring reserve ending balance	$981

NEON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Selected Quarterly Financial Data (Unaudited)
The following table contains selected quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Total operating expenses	$21,580	$22,315	$19,254	$17,989
Total other income (expense), net	556	383	274	149
Net loss attributable to common stockholders	$(21,024)	$(21,932)	$(18,980)	$(17,840)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.79)	$(0.68)	$(0.63)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Total operating expenses	$16,757	$19,117	$19,053	$23,774
Total other income (expense), net	237	218	662	650
Net loss	(16,520)	(18,899)	(18,391)	(23,124)
Accretion of redeemable convertible preferred stock to redemption value	(3,186)	(3,185)	—	—
Net loss attributable to common stockholders	$(19,706)	$(22,084)	$(18,391)	$(23,124)
Net loss per share attributable to common stockholders, basic and diluted	$(9.47)	$(7.84)	$(0.67)	$(0.84)
18. Subsequent Events
On January 15, 2020, the Company entered into the Merger Agreement with BioNTech SE, a Societas Europaea organized and existing under the laws of Germany ("Parent"), and Endor Lights, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent ("Merger Sub" and, together with Parent, the "Acquiring Parties"), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent. The Merger Agreement was unanimously approved by the members of the board of directors of the Company (the "Board") and the Board resolved to recommend approval of the Merger Agreement to the Company’s shareholders. The closing of the Merger is subject to approval of the Company's shareholders and the satisfaction of customary closing conditions. Certain of the Company's stockholders who collectively own approximately 36% of the outstanding shares of the Company's common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger.
Subject to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time shall automatically be canceled and converted into the right to receive 0.063 of an American Depositary Share of Parent ("Parent ADS"), with each Parent ADS representing one ordinary share of Parent, without interest but subject to any withholding required under applicable law.
The Merger is expected to close during the second quarter of 2020.

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

4.3	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	#
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

10.9	†
First Amendment to the License Agreement by and between the Broad Institute, Inc. and the Registrant, dated as of January 16, 2018 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-38551) filed with the SEC on March 11, 2019)

10.10	†
Second Amendment to the License Agreement by and between the Broad Institute, Inc. and the Registrant, dated as of November 14, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-38551) filed with the SEC on March 11, 2019)

10.11	#
Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38551) filed with the SEC on August 6, 2019)

10.12
Agreement and Plan of Merger, dated January 15, 2020, by and among the Registrant, BioNTech SE, and Endor Lights, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38551) filed with the SEC on January 16, 2020)

10.13	#	Form of Voting Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38551) filed with the SEC on January 16, 2020)

10.14	#*	Form of Neon Executive Retention Package Letter

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**
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

**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON THERAPEUTICS, INC.
By:	/s/ Hugh O'Dowd
Hugh O'Dowd President, Chief Executive Officer and Principal Executive Officer
Dated: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hugh O'Dowd	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Hugh O'Dowd

/s/ Yasir B. Al-Wakeel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2020
Yasir B. Al-Wakeel, B.M.B.Ch.

/s/ Robert Bazemore	Director	March 2, 2020
Robert Bazemore

/s/ Robert Kamen	Director	March 2, 2020
Robert Kamen, Ph.D.

/s/ Eric Lander	Director	March 2, 2020
Eric S. Lander, Ph.D.

/s/ Cary Pfeffer	Director	March 2, 2020
Cary G. Pfeffer, M.D.

/s/ Stephen A. Sherwin	Director	March 2, 2020
Stephen A. Sherwin, M.D.

/s/ Robert Tepper	Director	March 2, 2020
Robert Tepper, M.D.

/s/ Meryl Zausner	Director	March 2, 2020
Meryl Zausner