Form 10-K/A
period 2019-12-31
Neon Therapeutics, Inc.
filed 2020-04-21
CIK 1694187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
The registrant had 28,931,978 shares of Common Stock, $0.001 par value per share, outstanding as of March 26, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Neon Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2019. In this Amendment, the use of “Neon,” “Company,” “our,” “we” or “us” refers to Neon Therapeutics, Inc. and its subsidiary. At this time, we are filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2019. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer.
We are an “emerging growth company” under applicable federal securities laws and therefore permitted to conform with certain reduced public company reporting requirements. As an emerging growth company, we provide in this Amendment the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), including the compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering in June 2018; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. Even after we are no longer an “emerging growth company,” we may remain a “smaller reporting company.”
Except as described above or as expressly set forth herein, no other changes have been made to the Original Form 10-K Filing. Except as otherwise indicated herein, this Amendment does not reflect facts or events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Set forth below are the names and certain information about each of our directors as of April 20, 2020. The information presented includes each director’s principal occupation and business experience for the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Positions and Offices Held with Neon	Director Since	Class and Year in Which Term Will Expire	Age
Robert Bazemore	Director	2018	Class I - 2022	52
Robert Kamen, Ph.D.	Director	2015	Class I - 2022	75
Eric S. Lander, Ph.D.	Director	2015	Class I - 2022	63
Hugh O'Dowd	Director, Chief Executive Officer and President	2016	Class III - 2021	55
Cary G. Pfeffer, M.D.	Chairman of the Board of Directors	2015	Class III - 2021	57
Stephen A. Sherwin, M.D.	Director	2015	Class II - 2020	71
Robert Tepper, M.D.	Director	2013	Class II - 2020	64
Meryl Zausner	Director	2017	Class III - 2021	63
Robert Bazemore has served as a member of our Board of Directors since November 2018. Mr. Bazemore has served as President and Chief Executive Officer of Epizyme, Inc. since 2015. Prior to joining Epizyme, Mr. Bazemore served as Chief Operating Officer of Synageva BioPharma Corp. from 2014 to 2015, where he helped to establish the company’s global commercial and medical organization to support the first product launch, and helped lead the broader transition to a sustainable commercial enterprise, through its acquisition in July 2015. From 2013 to 2014, Mr. Bazemore served as Vice President of Global Surgery at Ethicon Inc. From 2010 to 2013, Mr. Bazemore held several senior leadership positions at Johnson & Johnson, including President of Janssen Biotech, where he led the successful launches of numerous products, including the U.S. launches of the oncology therapies ZYTIGA® and IMBRUVICA®. Mr. Bazemore serves on the board of directors of Epizyme, Inc and Ardelyx, Inc. Mr. Bazemore holds a B.S. in biochemistry from the University of Georgia. Our Board of Directors believes that Mr. Bazemore is qualified to serve on our Board of Directors because of his experience in the life sciences industry, membership on other boards of directors and his leadership and management experience.
Robert Kamen, Ph.D. has served as a member of our Board of Directors since September 2015. Dr. Kamen is a venture partner at Third Rock Ventures LLC ("Third Rock"), which he joined in 2010. From 2005 to 2010, Dr. Kamen served as the Chairman of BioAssets Development Corporation. From 2002 to 2008, Dr. Kamen served as Executive-in-Residence at Oxford Bioscience Partners. From 2001 to 2002, he served as president of Abbott Laboratories’ Abbott Bioresearch Center and as a member of the Abbott Pharma Executive Management Committee. From 1991 to 2001, Dr. Kamen served as president of BASF Bioresearch Corporation until it was acquired by Abbott Laboratories. Dr. Kamen serves on the board of directors of Jounce Therapeutics, Inc., as well as on the boards of directors for numerous private companies. Dr. Kamen holds a Ph.D. in biochemistry and molecular biology from Harvard University and a B.S. in biophysics from Amherst College. Our Board of Directors believes that Dr. Kamen is qualified to serve on our Board of Directors because of his experience in the venture capital and life sciences industries, membership on various other boards of directors and his leadership and management experience.
Eric S. Lander, Ph.D. has served as a member of our Board of Directors since October 2015. Dr. Lander has been a Professor and Associate Professor of Biology at Massachusetts Institute of Technology since 1993 and a Professor of Systems Biology at Harvard Medical School since 2004. Dr. Lander serves as the founding Director of The Eli and Edythe L. Broad Institute, a biomedical research institute formed by MIT and Harvard University. Dr. Lander currently serves as a director of the Innocence Project and was co-chair of the United States President's Council of Advisers on Science and Technology from 2008 until 2016. During the past five years, Dr. Lander was a co-founder and a member of the board of directors of Infinity Discovery, Inc. Dr. Lander received an A.B. in Mathematics from Princeton University and a D.Phil. in Mathematics from Oxford University, which he attended as a Rhodes Scholar. Our Board of Directors believes Dr. Lander’s qualifications to serve on our Board of Directors include his scientific acumen and expertise in the fields of genomics and human genetic diseases.
Hugh O'Dowd has served as our President, Chief Executive Officer and a member of our Board of Directors since September 2016. Prior to joining our company, Mr. O'Dowd spent more than 20 years in a variety of leadership roles at Novartis Pharmaceuticals Corporation ("Novartis"). While at Novartis, he served as Country President and General Manager of the United Kingdom and

Ireland from 2015 to 2016, he was Senior Vice President and Chief Commercial Officer of Novartis Oncology from 2011 to 2015, and he served as Vice President, Latin America Region Head for the Oncology business unit from 2009 to 2011. During his time as Chief Commercial Officer, Mr. O'Dowd was responsible for the global commercialization for Novartis' oncology portfolio of Novartis, including global brand leadership, health economics and pricing, early phase commercial development, strategic capabilities, business development and licensing and global sales excellence. Mr. O'Dowd serves on the board of directors of Puma Biotechnology, Inc. Mr. O'Dowd received an M.B.A from the Kellstadt Graduate School of Business at DePaul University in Chicago and a B.A. from Loyola University Chicago. Our Board of Directors believes that Mr. O'Dowd is qualified to serve on our Board of Directors because of his insight into our operations and strategy as a result of being our Chief Executive Officer and his experience in the life sciences industry.
Cary G. Pfeffer, M.D. has served as a member of our Board of Directors since May 2015. Previously, Dr. Pfeffer served as our interim President and Chief Executive Officer from 2015 to 2016. Dr. Pfeffer is a partner at Third Rock, which he joined in 2007. Dr. Pfeffer served at Biogen Inc. from 1992 to 2002 in a variety of domestic and international executive management roles. Dr. Pfeffer serves on the Board of Directors of Jounce Therapeutics, Inc. and the boards of directors of numerous private companies. Dr. Pfeffer received an M.B.A. from the Wharton School, an M.D. from the University of Pennsylvania School of Medicine and a B.A. in biochemistry from Columbia University. Our Board of Directors believes that Dr. Pfeffer is qualified to serve on our Board of Directors because of his experience in the venture capital industry, life sciences industry, membership on various other boards of directors, his prior service as our President and Chief Executive Officer, and his leadership and management experience.
Stephen A. Sherwin, M.D. has served as a member of our Board of Directors since September 2015. Dr. Sherwin is a Clinical Professor of Medicine at the University of California, San Francisco, and a volunteer Attending Physician in Hematology-Oncology at the Zuckerberg San Francisco General Hospital. Dr. Sherwin also currently serves as a venture partner with Third Rock and a member of the Scientific Steering Committee of the Parker Institute for Cancer Immunotherapy. Dr. Sherwin previously served as a Co-founder and the Chairman of Ceregene, Inc. from 2001 until its acquisition by Sangamo Biosciences, Inc. in 2013. Prior to that, Dr. Sherwin was Chairman and Chief Executive Officer of Cell Genesys, Inc., a cancer immunotherapy company, from 1990 until its merger in 2009 with ANI Pharmaceuticals, Inc. (formerly known as BioSante Pharmaceuticals, Inc.). Dr. Sherwin was also a Co-founder and Chairman of Abgenix, an antibody company acquired by Amgen Inc. in 2006. Dr. Sherwin currently serves on the boards of directors of Aduro Biotech, Inc., Biogen, Inc. and Neurocrine Biosciences, Inc. During the past five years, Dr. Sherwin also served as a director of BioSante Pharmaceuticals until its merger with ANI Pharmaceuticals, Inc. in 2013, Rigel Pharmaceuticals, Inc., Vical Inc. and Verastem Inc. Dr. Sherwin holds an M.D. from Harvard Medical School, and a B.A. in biology, summa cum laude, from Yale University. Our Board of Directors believes that Dr. Sherwin is qualified to serve on our Board of Directors because of his experience in the life sciences industry and his membership of various other boards of directors of public companies.
Robert Tepper, M.D. has served as a member of our Board of Directors since October 2013. Previously, Dr. Tepper served as our President and interim Chief Scientific Officer from 2013 until 2015. Dr. Tepper is a partner of Third Rock, which he co-founded in 2007. Dr. Tepper serves as an adjunct faculty member at Harvard Medical School and Massachusetts General Hospital and is an advisory board member of several healthcare institutions, including, Harvard Medical School and Tufts Medical School. Dr. Tepper is a board member of Allena Pharmaceuticals, Inc., Jounce Therapeutics, Inc. and Kala Pharmaceuticals, Inc., as well as various private life sciences companies. Dr. Tepper was previously a board member of the public company bluebird bio, Inc. Dr. Tepper also serves on the board of overseers at Tufts University. Dr. Tepper holds an A.B. in biochemistry from Princeton University and an M.D. from Harvard Medical School. Our Board of Directors believes that Dr. Tepper's experience in the venture capital industry, combined with his experience building and operating research and development operation, on the boards of public and private life sciences companies qualify him to serve as a member of our Board of Directors.
Meryl Zausner has served as a member of our Board of Directors since December 2017. Ms. Zausner worked at Novartis Pharmaceuticals Inc. and Novartis Corporation in various leadership positions from 1988 until her retirement at the end of June 2017. From 2015 until 2017, Ms. Zausner served as a certified Executive Coach to senior executives at Novartis. From 2012 through 2014, Ms. Zausner was Chief Financial and Administrative Officer of Novartis Pharmaceuticals Inc. and a member of the Pharmaceutical Executive Committee and Global Finance Leadership Team. From 2008 to 2012, Ms. Zausner was Chief Financial Officer and Executive Vice President of Novartis Corporation in the United States. Ms. Zausner serves on the Board of Directors of Seres Therapeutics, Inc. and is a member of their audit committee. Ms. Zausner also serves as a member of the Board of Directors of the Multiple Myeloma Research Foundation and chairs the foundation’s audit committee. Ms. Zausner received a B.S. in Economics and Accounting from the University at Albany and her CPA in New York. Our Board of Directors believes that Ms. Zausner is qualified to serve on our Board of Directors given her vast experience in the pharmaceutical industry and her experience as a chief financial officer in the life sciences industry.

Executives Officers Who Are Not Directors
Our executive officers, their current positions and their ages as of April 20, 2020 are set forth below:

Name	Position Held with Neon	Officer Since	Age
Yasir Al-Wakeel, B.M.B.Ch.	Chief Financial Officer	2017	38
Richard Gaynor	President of Research and Development	2016	70
Jolie M. Siegel	Vice President, General Counsel and Secretary	2018	43
In addition to Mr. O’Dowd, whose biography is set forth above, the biographies of our executives are as follows:
Yasir B. Al-Wakeel, B.M.B.Ch. has served as our Chief Financial Officer since June 2017. Prior to joining our company, Dr. Al-Wakeel served as the Chief Financial Officer and Head of Corporate Development at Merrimack Pharmaceuticals, Inc. from 2015 until 2017. Dr. Al-Wakeel previously served in various capacities at Credit Suisse, an investment banking firm, from 2008 to 2015. While at Credit Suisse, Dr. Al-Wakeel was Director of Healthcare Investment Banking, focused on biotechnology, and, prior to that role, he was an Equity Research Analyst covering the biotechnology and specialty pharmaceuticals sectors. Before joining Credit Suisse, Dr. Al-Wakeel was a practicing physician, holding both clinical and academic medical posts. Dr. Al-Wakeel holds a B.M.B.Ch. from Oxford University and an M.A. in theology from Cambridge University.
Richard Gaynor, M.D. has served as our President of Research and Development since November 2016. Prior to joining our company, Dr. Gaynor spent 15 years in senior roles at Eli Lilly, most recently holding the position of Senior Vice President of Oncology Clinical Development and Medical Affairs from 2013 to 2016. Prior to that, he was Vice President of Global Product Development and Medical Affairs from 2010 to 2013 and Vice President of Cancer Research and Clinical Investigation from 2002 to 2009, which included co-leadership of Global Oncology Product Team from 2005 to 2009. From 2010 to 2016, Dr. Gaynor chaired the Lilly Oncology Research and Development Committee and helped oversee a variety of collaborations, including with Bristol-Myers Squibb, Merck, AstraZeneca and GE. Dr. Gaynor serves on the boards of directors of Alkermes plc and Infinity Pharmaceuticals, Inc. and participates on numerous advisory boards and committees, including the American Association for Cancer Research, the Stand Up To Cancer scientific advisory committee, the Leap Therapeutics, Inc. scientific advisory board, the Damon Runyon Cancer Research Foundation and Accelerating Cancer Cures. Dr. Gaynor holds a B.S. degree in Biology from Texas Tech University and an M.D. from the University of Texas Southwestern Medical School.
Jolie M. Siegel has served as our Vice President, General Counsel and Secretary since August 2018. Prior to that, between March and August 2018, Ms. Siegel provided us with consulting services. Prior to joining our company, from 2013 through 2017, Ms. Siegel served as Senior Vice President, Deputy General Counsel and Assistant Secretary of Intralinks, a leading and publicly-traded financial technology provider for the global banking, deal making and capital markets communities, where she was responsible for a range of matters including corporate governance and compliance, securities, financings, mergers and acquisitions and other general and corporate legal matters. Prior to her time at Intralinks, Ms. Siegel was a partner at Choate, Hall & Stewart LLP ("Choate"), where she worked on corporate transactional, securities and general business matters, with an emphasis on private equity, venture capital and high-growth companies, a role she held from 2007 to 2013. Prior to that, Ms. Siegel was an associate at Choate and Testa, Hurwitz & Thibeault, LLP. Ms. Siegel holds a J.D. from the University of Pennsylvania Law School and a B.A., cum laude, in political science from the University of Pennsylvania.
Our executive officers are elected by, and serve at the discretion of, our Board of Directors.
Board Composition
Our Board of Directors currently consists of eight members. In accordance with the terms of our Certificate of Incorporation and By-laws, our Board of Directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	The Class I directors are Robert Bazemore, Robert Kamen, Ph.D. and Eric S. Lander, Ph.D., and their term will expire at the annual meeting to be held in 2022;

•	The Class II directors are Stephen A. Sherwin, M.D. and Robert Tepper, M.D., and their term will expire at the annual meeting of stockholders to be held in 2020; and

•	The Class III directors are Hugh O'Dowd, Cary G. Pfeffer, M.D. and Meryl Zausner, and their term will expire at the annual meeting of stockholders to be held in 2021.
Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires.

Our Certificate of Incorporation and By-laws provide that the authorized number of directors may be changed only by resolution of our Board of Directors. Our Certificate of Incorporation also provides that our directors may be removed only for cause by the affirmative vote of the holders of at least two thirds of the outstanding shares then entitled to vote in an annual election of directors, and that any vacancy on our Board of Directors, including a vacancy resulting from an enlargement of our Board of Directors, may be filled only by vote of a majority of our directors then in office.
Board Leadership Structure and Board’s Role in Risk Oversight
Currently, the role of Chairman of the Board is separated from the role of Chief Executive Officer. We believe that separating these positions allows our Chief Executive Officer to focus on our day‑to‑day business, while allowing the Chairman of the Board to lead the Board of Directors in its fundamental role of providing advice to, and independent oversight of, management. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman of the Board, particularly as the Board of Directors’ oversight responsibilities continue to grow. While our By-laws and our corporate governance guidelines do not require that our Chairman of the Board and Chief Executive Officer positions be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.
Risk is inherent to every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction, and intellectual property. Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.
The role of the Board of Directors in overseeing the management of our risks is conducted primarily through committees of the Board of Directors, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full Board of Directors (or the appropriate committee of the Board of Directors in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us and the steps we take to manage them. When a Board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full Board of Directors during the committee reports portion of the next meeting of the Board of Directors. This enables the Board of Directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
Board Committees
Our Board of Directors has established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of these standing committees operates under a charter that satisfies the applicable standards of Nasdaq Stock Market LLC ("Nasdaq") and the SEC. Each of these committees reviews its charter at least annually. A current copy of the charter for each of these standing committees is posted on the corporate governance section of our website, https://ir.neontherapeutics.com/corporate-governance/governance-overview.
Audit Committee
Robert Bazemore, Robert Kamen, Ph.D. and Meryl Zausner serve on our Audit Committee, which is chaired by Ms. Zausner. Our Board of Directors has determined that Mr. Bazemore, Dr. Kamen and Ms. Zausner are “independent” for Audit Committee purposes, as that term is defined in the rules of the SEC and the current listing standards of Nasdaq, and each of our Audit Committee members has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Our Board of Directors has designated Ms. Zausner as an “audit committee financial expert,” as defined under the applicable rules of the SEC. In June 2019, upon the one-year anniversary of our initial public offering, our Board of Directors removed Cary G. Pfeffer, M.D. from our Audit Committee because he was not, at that time, independent under the applicable corporate governance rules of Nasdaq and the SEC due to his service as an executive officer of our company within the prior three years. Simultaneously with the removal of Dr. Pfeffer from our Audit Committee, the Board of Directors appointed Mr. Bazemore, who is an independent director, to the Audit Committee and he has served in that role since June 2019.
During the fiscal year ended December 31, 2019, the Audit Committee met four times. The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures, as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•
recommending based upon the Audit Committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the Audit Committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.
All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.
Compensation Committee
Cary G. Pfeffer, M.D., Robert Bazemore and Stephen A. Sherwin, M.D. serve on our Compensation Committee, which is chaired by Dr. Sherwin. On June 26, 2019, the one-year anniversary of our initial public offering, our Board of Directors removed Cary G. Pfeffer, M.D. from our Compensation Committee because he was not, at that time, independent under the applicable corporate governance rules of Nasdaq and the SEC due to his service as an executive officer of our company within the prior three years. Between June 26, 2019 and September 24, 2019, the Board of Directors set the authorized members of the Compensation Committee at two. As of September 24, 2019, the Board of Directors determined that Dr. Pfeffer qualified as an independent director and consequently re-appointed him to the Compensation Committee. Our Board of Directors has determined that Dr. Pfeffer, Mr. Bazemore and Dr. Sherwin are “independent” as defined under Nasdaq's current listing standards. During the fiscal year ended December 31, 2019, the Compensation Committee met four times. The Compensation Committee’s responsibilities include, but are not limited to:

•	annually reviewing and recommending to the Board of Directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•
evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and recommending to the Board of Directors the equity and non-equity compensation of our Chief Executive Officer;

•	reviewing and recommending to the Board of Directors the cash and non-cash compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans, including our equity compensation plans;

•	evaluating and assessing potential and current compensation advisors to the committee in accordance with the independence standards identified in the applicable Nasdaq rules;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and recommending to the Board of Directors the compensation of our directors;

•	preparing the Compensation Committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

•	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.
Nominating and Corporate Governance Committee
Robert Tepper, M.D., Cary G. Pfeffer, M.D. and Eric S. Lander, Ph.D. serve on the Nominating and Corporate Governance Committee, which is chaired by Dr. Tepper. On June 26, 2019, the one-year anniversary of our initial public offering, our Board of Directors removed Cary G. Pfeffer, M.D. from our Nominating and Corporate Governance Committee because he was not, at that time, independent under the applicable corporate governance rules of Nasdaq and the SEC due to his service as an executive officer of our company within the prior three years. Between June 26, 2019 and September 24, 2019, the Board of Directors set the authorized members of the Nominating and Corporate Governance Committee at two. As of September 24, 2019, the Board of Directors determined that Dr. Pfeffer qualified as an independent director and consequently re-appointed him to the Nominating and Corporate Governance Committee. Our Board of Directors has determined that Drs. Tepper and Lander are "independent" as defined under current listing standards of Nasdaq. During the fiscal year ended December 31, 2019, the Nominating and Corporate Governance Committee met three times. The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the Board of Directors criteria for Board of Directors and committee membership;

•	establishing procedures for identifying and evaluating Board of Director candidates, including nominees recommended by stockholders;

•	reviewing the composition of the Board of Directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the committees of the Board of Directors;

•	developing and recommending to the Board of Directors a set of corporate governance guidelines; and

•	overseeing the evaluation of our Board of Directors and its committees.
The Nominating and Corporate Governance Committee considers candidates for Board of Director membership suggested by its members and the Chief Executive Officer. Additionally, in selecting nominees for directors, the Nominating and Corporate Governance Committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our Board of Directors. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described below. The Nominating and Corporate Governance Committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our By-laws relating to stockholder nominations.
Identifying and Evaluating Director Nominees. Our Board of Directors is responsible for filling vacancies on our Board of Directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The Board of Directors delegates the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the Board of Directors, and of management, will be requested to take part in the process, as appropriate.
Generally, the Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management through the use of search firms or other advisors, the recommendations submitted by stockholders or such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates. Once candidates have been identified, the Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our Board of Directors. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the Board of Directors’ approval to fill a vacancy or as director nominees for election to the Board of Directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.
Board and Committee Meetings and Attendance
The full Board of Directors met fourteen times during 2019. During 2019, each member of the Board of Directors other than Eric S. Lander, Ph.D. attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served (during the periods that such person served). During 2019, Dr. Lander attended in person or participated in approximately 21% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of the Nominating and Corporate Governance Committee. Directors are responsible for attending the annual meeting of stockholders to the extent practicable. All of the members of our Board of Directors other than Eric S. Lander, Ph.D. attended our annual meeting of stockholders in 2019.

Board Processes
Director Nomination Process
Our Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to serve as directors, consistent with criteria approved by our board, and recommending such persons to be nominated for election as directors, except where we are legally required by contract, law or otherwise to provide third parties with the right to nominate.
The process followed by our Nominating and Corporate Governance Committee to identify and evaluate director candidates includes candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, the board or management. The committee requires the following minimum qualifications to be satisfied by any nominee for a position on our Board of Directors:

•	High standards of personal and professional ethics and integrity.

•	Proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment.

•	Skills that are complementary to those of the existing members of the Board of Directors.

•	The ability to assist and support management and make significant contributions to the Company’s success.

•
An understanding of the fiduciary responsibilities that are required of a member of the Board of Directors and the commitment of time and energy necessary to diligently carry out those responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates. Any such proposals should be submitted to our Corporate Secretary at our principal executive offices no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the one-year anniversary of the date of the preceding year’s annual meeting and should include appropriate biographical and background material to allow the Nominating and Corporate Governance Committee to properly evaluate the potential director candidate and the number of shares of our stock beneficially owned by the stockholder proposing the candidate. Stockholder proposals should be addressed to Neon Therapeutics, Inc., 40 Erie Street, Suite 110, Cambridge, Massachusetts 02139, Attention: Corporate Secretary. Assuming that biographical and background material has been provided on a timely basis in accordance with our By-laws, any recommendations received from stockholders will be evaluated in the same manner as potential nominees proposed by the Nominating and Corporate Governance Committee. If our Board of Directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included on our proxy card for the next annual meeting of stockholders.
We have no formal policy regarding the diversity of our Board of Directors. Our priority in selection of members of our Board of Directors is identification of members who will further the interests of our stockholders through their established record of professional accomplishment, their ability to contribute positively to the collaborative culture among members of our Board of Directors and their knowledge of our business and understanding of the competitive landscape.
Communications with the Directors of Neon
Any interested party with concerns about our company may report those concerns to the Board of Directors or the chairman of our Board of Directors and/or the Nominating and Corporate Governance Committee by submitting a written communication to the attention of such director at the following address:
c/o Neon Therapeutics, Inc.
40 Erie Street, Suite 110
Cambridge, Massachusetts 02139
United States
You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier or other interested party.
A copy of any such written communication may also be forwarded to Neon’s legal counsel and retained for a reasonable period of time. A director receiving a communication of this nature may discuss the matter with Neon’s legal counsel, independent advisors, non-management directors or Neon’s management or may take other action or no action as the director determines in good faith, using reasonable judgment and applying his or her own discretion.
Communications may be forwarded to other directors if they relate to important substantive matters and include suggestions or comments that may be important for other directors to know. In general, communications relating to corporate governance and long term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.
The Audit Committee oversees the procedures for the receipt, retention, and treatment of complaints received by Neon regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. Neon has also established a toll-free telephone number for the reporting of these types of activity, which is (866) 299-8603.
Family Relationships
There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors and executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he was or is to be selected as an executive officer. There are no material legal proceedings to which any of our directors or executive officers is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiary.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports and we must identify those persons who did not file these reports when due.
Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2019 by Section 16(a) under the Exchange Act.
Code of Business Conduct and Ethics
We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is posted on the corporate governance section of our website, which is located at https://ir.neontherapeutics.com/corporate-governance/governance-overview. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of that amendment or waiver on our website or in a current report on Form 8-K.
Item 11. Executive Compensation
Executive Compensation
Our named executive officers for the year ended December 31, 2019 are:

•	Hugh O'Dowd, our President and Chief Executive Officer;

•	Yasir B. Al-Wakeel, B.M.B.Ch., our Chief Financial Officer; and

•	Richard Gaynor, M.D., our President of Research and Development.

Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation(4)	Total ($)
Hugh O'Dowd(5)	2019	$520,041	$613,000	$960,860	$214,517	$2,328	$2,310,746
President and Chief Executive Officer	2018	$475,000	$—	$1,715,575	$213,750	$—	$2,404,325
Yasir B. Al-Wakeel, B.M.B.Ch.	2019	$395,888	$407,750	$480,430	$118,766	$9,800	$1,412,634
Chief Financial Officer	2018	$382,500	$—	$503,231	$143,820	$3,606	$1,033,157
Richard Gaynor, M.D.	2019	$420,629	$453,725	$504,452	$126,189	$9,800	$1,514,795
President of Research and Development	2018	$390,024	$—	$478,280	$143,529	$3,220	$1,015,053
________________

(1)
Amounts reflect the aggregate grant date fair value of restricted stock units granted during the year calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). See Note 2 and Note 11 to our audited consolidated financial statements appearing in our Original Form 10-K Filing for details on the valuation of these restricted stock units.

(2)
Amounts reflect the aggregate grant date fair value of option awards granted during the year calculated in accordance with ASC 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of option awards, see Note 2 and Note 11 to our audited consolidated financial statements appearing in our Original Form 10-K Filing. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of the applicable awards.

(3)
The amounts reported represent annual bonuses based upon the achievement of company and individual performance objectives for the years ended December 31, 2019 and 2018, which were paid in March 2020 and 2019, respectively.

(4)	All other compensation for 2019 and 2018 included 401(k) company matching contributions.

(5)	Mr. O'Dowd also serves as a member of our board of directors but does not receive any additional compensation for his service as a director.
Narrative to Summary Compensation Table
Our Board of Directors and Compensation Committee review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.
Our Board of Directors has historically determined our executives’ compensation. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the Compensation Committee then recommends the compensation for each executive officer. Our Board of Directors discusses the Compensation Committee’s recommendations and ultimately approves the compensation of our executive officers without members of management present. In 2019, the Compensation Committee retained the services of Radford, an AON company, as its external compensation consultant and the Board of Directors and the Compensation Committee considered Radford’s input on certain compensation matters as they deemed appropriate.
Annual Base Salary
Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our Board of Directors taking into account each individual’s role, responsibilities, skills and experience. Base salaries for our named executive officers are reviewed annually by our Compensation Committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the Compensation Committee, to realign salaries with market levels after taking into account individual responsibilities, performance and experience.
For the fiscal year ended December 31, 2019, the base salary for each of our named executive officers were as set forth in the following table:

Name	2019 Base Salary
Hugh O'Dowd	$520,041
Yasir B. Al-Wakeel, B.M.B.Ch.	$395,888
Richard Gaynor, M.D.	$420,629
Annual Cash Incentive Bonus
Our annual bonus program is intended to reward our named executive officers for meeting objective or subjective performance goals for a fiscal year. From time to time, our Board of Directors or Compensation Committee may approve annual bonuses for our named executive officers based on individual performance, company performance or as otherwise determined appropriate.
For the fiscal year ended December 31, 2019, the bonus targets for each of our named executive officers were as set forth in the following table:

Name	Target Bonus (% of base salary)
Hugh O’Dowd	55%
Yasir B. Al-Wakeel, B.M.B.Ch.	40%
Richard Gaynor, M.D.	40%
Long‑term Equity Incentives
Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. During the fiscal year ended December 31, 2019, we granted options and restricted stock units to each of our named executive officers, as shown in more detail in the "Outstanding Equity Awards at 2019 Fiscal Year End Table" below.

Outstanding Equity Awards at 2019 Fiscal Year End Table
The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2019:

		Option Awards(1)					Stock Awards(1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Hugh O'Dowd	9/23/2016	252,080	62,527	—	$2.65	11/3/2026	—	$—
	9/23/2016	—	—	40,025(3)	$2.65	11/3/2026	—	$—
	9/23/2016	—	—	—	$—	—	80,063	$94,474
	1/1/2018	91,027	117,035(4)	—	$10.20	1/24/2028	—	$—
	2/27/2019	41,666	158,334(5)	—	$6.13	2/26/2029	—	$—
	2/27/2019	—	—	—	$—	—	100,000(6)	$118,000
Yasir B. Al-Wakeel, B.M.B.Ch.	7/5/2017	100,884	91,875(7)	—	$5.80	8/13/2027	—	$—
	1/1/2018	26,701	34,330(4)	—	$10.20	1/24/2028	—	$—
	2/27/2019	20,833	79,167(5)	—	$6.13	2/26/2029	—	$—
	2/27/2019	—	—	—	$—	—	50,000(6)	$59,000
	11/25/2019	—	—	—	$—	—	75,000(8)	$88,500
Richard Gaynor, M.D.	11/7/2016	104,797	50,676	—	$2.65	11/7/2026	—	$—
	11/7/2016	—	—	—	$—	—	5,500	$6,490
	1/1/2018	25,377	32,628(4)	—	$10.20	1/24/2028	—	$—
	2/27/2019	21,875	83,125(5)	—	$6.13	2/26/2029	—	$—
	2/27/2019	—	—	—	$—	—	57,500(6)	$67,850
	11/25/2019	—	—	—	$—	—	75,000(8)	$88,500
________________

(1)
Unless otherwise specified, each award vests over four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining shares vesting in 36 equal monthly installments thereafter, subject to a continued service relationship with us.

(2)	Based on a price of $1.18 per share, which was the closing price per share of our common stock as reported by Nasdaq on December 31, 2019, the last trading day of 2019.

(3)
The shares underlying this option will commence vesting upon the closing of a strategic partnership that generates significant committed, non-dilutive capital, as determined by our Board of Directors. 25% of the shares will vest upon achievement of this milestone, with the remaining shares scheduled to vest in 36 equal monthly installments thereafter.

(4)	The shares underlying this option vest over four years, with 25% of the shares vesting on January 1, 2019 and the remainder of the shares vesting in equal quarterly installments thereafter.

(5)	The shares underlying this option vest in equal monthly installments over four years from February 27, 2019.

(6)	This restricted stock unit award vests in equal annual installments over three years from February 27, 2019.

(7)	The shares underlying this option vest over four years, with 25% of the shares vesting on July 5, 2018 and the remainder of the shares vesting in equal quarterly installments thereafter.

(8)	This restricted stock unit award vests in equal quarterly installments over one year from November 25, 2019.
Employment, Severance and Change in Control Arrangements with our Named Executive Officers
In June 2018, we entered into employment agreements with each of our named executive officers, which agreements were modified by a November 2019 letter agreement with each of our named executive officers. Each of our named executive officers is employed at will.

Hugh O’Dowd
On June 29, 2018, we entered into an employment agreement with Mr. O’Dowd, our President and Chief Executive Officer, which was amended by a letter agreement executed in November 2019, pursuant to which Mr. O'Dowd receives an annual base salary and is eligible to receive an annual cash incentive bonus, in each case subject to periodic review and adjustment by our Board of Directors or Compensation Committee. Mr. O’Dowd is also eligible to participate in employee benefit plans generally available to our executive employees, subject to the terms of those plans.
Under Mr. O'Dowd's employment agreement, as amended, in the event that Mr. O'Dowd's employment is terminated by us without "cause" or Mr. O'Dowd resigns for "good reason" (as each are defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to one times his base salary, payable in a lump sum, and (ii) if Mr. O'Dowd is participating in our group health, dental or vision plans immediately prior to his termination and elects COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, for up to 12 months. Mr. O'Dowd's employment agreement also provides that, in lieu of the payments and benefits described above, in the event that Mr. O'Dowd's employment is terminated by us without cause or Mr. O'Dowd resigns for good reason, in either case upon, immediately prior to, or within 12 months following a "change in control" (as defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to 1.5 times the sum of his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) plus his target bonus in effect immediately prior to the change in control (or his target bonus in effect immediately prior to the change in control, if higher), (ii) if Mr. O'Dowd is participating in our group health, dental or vision plans immediately prior to his termination and elects COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, for up to 18 months, and (iii) full acceleration of all time-based equity awards held by Mr. O'Dowd.
Yasir Al-Wakeel and Richard Gaynor
On June 29, 2018, we entered into an employment agreement with each of Dr. Al-Wakeel, our Chief Financial Officer, and Dr. Gaynor, our President of Research and Development, which agreements were amended by letter agreements executed in November 2019, pursuant to which each executive receives an annual base salary and is eligible to receive an annual cash incentive bonus, which are, in each case, subject to review and adjustment by our Board of Directors or Compensation Committee. Drs. Al-Wakeel and Gaynor are also eligible to participate in employee benefit plans generally available to our executive employees, subject to the terms of those plans.
The employment agreements in place with each of Dr. Al-Wakeel and Dr. Gaynor, as amended, provide that, in the event that the executive's employment is terminated by us without "cause" or the executive resigns for "good reason" (as each are defined in the applicable executive's employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, the executive will be entitled to receive (i) an amount equal to one times his base salary, payable in a lump sum, and (ii) if the executive is participating in our group health, dental or vision plans immediately prior to his termination and elects COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, for up to 12 months. The employment agreements in place with each of Dr. Al-Wakeel or Dr. Gaynor also provide that, in lieu of the payments and benefits described above, in the event that the executive's employment is terminated by us without cause or the executive resigns for good reason, in either case upon, immediately prior to, or within 12 months following a "change in control" (as defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to one times the sum of his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) plus his target bonus in effect immediately prior to the change in control (or his target bonus in effect immediately prior to the change in control, if higher), (ii) if the executive is participating in our group health, dental or vision plans immediately prior to his termination and elects COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, for up to 12 months, and (iii) full acceleration of all time-based equity awards held by the executive.
Each of our named executive officers has entered into a standard form agreement with respect to confidential information and assignment of inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and to assign to us any inventions conceived or developed during the course of employment. These agreements also provide that, during the period of the named executive officer’s employment and for twelve months thereafter, the named executive officer will not compete with us and will not solicit our employees, consultants, customers or suppliers.
Executive Retention Bonuses
Pursuant to the retention letter agreements entered into with each of our named executive officers on November 18, 2019, each of Mr. O’Dowd, Dr. Al-Wakeel and Dr. Gaynor is eligible to receive a retention bonus equal to 25% of his then-current annual base salary if he remains employed by us through and until the closing of our merger with BioNTech SE ("BioNTech"). Each named executive officer’s eligibility for this retention bonus is dependent on the satisfaction of the following criteria: (a) his performance has been satisfactory, as determined in Neon’s sole discretion, through the end of the retention period; (b) he is employed by us on the last day of the retention period; (c) on or before the last day of the retention period, he has not given notice of resignation of employment with us; and (d) on or before the last day of the retention period, we have not given him notice of the intent to terminate his employment.
Additional Narrative Disclosure
401(k) Savings Plan. We maintain a tax‑qualified, safe harbor 401(k) retirement plan for eligible employees in the United States. Under our 401(k) plan, employees may elect to defer up to 100% of their eligible compensation on a pre-tax or Roth after-tax basis, subject to applicable annual limits set pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). As of October 1, 2018, we implemented an employer match on employee contributions to the 401(k) plan, matching 100% of the first 1% of an employee's contributions and 50% of the next 5% of an employee's contributions. Employees are 100% vested in their contributions to the 401(k) plan and in the employer matching contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code so that pre-tax contributions by employees, and income earned on those contributions, are not taxable to employees until distributed from the 401(k) plan.
Health and Welfare Benefits. All of our full-time employees, including our executive officers are eligible to participate in certain medical, disability and life insurance benefit programs we offer. We pay the premiums for group term life insurance and short- and long-term disability insurance for all of our eligible employees, including our executive officers. We also provide all eligible employees, including executive officers, with a flexible spending account plan and paid time off benefits including vacation, sick time and holidays. We do not sponsor any qualified or non-qualified defined benefit plans for any of our employees or executives.
Compensation Risk Assessment
We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short- and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.
Director Compensation
The table below shows all compensation paid to our non-employee directors during 2019:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Robert Bazemore(3)	$42,568	$56,967	$99,535
Robert Kamen, Ph.D.(4)	$42,500	$56,967	$99,467
Eric S. Lander, Ph.D.(5)	$59,835	$56,967	$116,802
Cary G. Pfeffer, M.D.(6)	$75,435	$56,967	$132,402
Stephen A. Sherwin, M.D.(7)	$45,000	$56,967	$101,967
Robert Tepper, M.D.(6)	$42,548	$56,967	$99,515
Meryl Zausner(8)	$50,000	$56,967	$106,967
________________

(1)	Amounts represent annual cash compensation for services on our Board of Directors rendered by each member of the Board of Directors.

(2)
Amounts reflect the aggregate grant date fair value of option awards granted during the year calculated in accordance with the provisions of ASC 718. See Note 2 and Note 11 to our audited consolidated financial statements appearing in our Original Form 10-K Filing for assumptions underlying the valuation of equity awards. These awards were granted pursuant to our Non-employee Director Compensation Policy, whereby each non-employee director was granted an annual stock option award to purchase 18,500 shares of our common stock that will vest in full in June 2020, subject to continued service as a director through such vesting date. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards.

(3)	As of December 31, 2019, Mr. Bazemore held unexercised options to purchase 46,500 shares of our common stock, of which 10,021 shares were vested.

(4)
Dr. Kamen transferred to two trusts an unexercised option to purchase 20,000 shares of our common stock, which was fully vested upon grant and all of which was unexercised as of December 31, 2019. Dr. Kamen also transferred 60,000 shares of restricted stock to the two trusts, all of which were vested as of December 31, 2019. As of December 31, 2019, Dr. Kamen also directly held unexercised options to purchase 32,500 shares of our common stock, of which 14,000 shares were vested.

(5)
Pursuant to a letter agreement with us, Dr. Lander was paid an additional cash retainer of $20,835 for being a founding member of the Company. As of December 31, 2019, Dr. Lander held 30,000 shares of unvested restricted stock. As of December 31, 2019, Dr. Lander also held unexercised options to purchase 32,500 shares of our common stock, of which 14,000 shares were vested.

(6)
Dr. Pfeffer and Dr. Tepper are affiliates of Third Rock Ventures, LLC. As of December 31, 2019, Dr. Pfeffer and Dr. Tepper each held unexercised options to purchase 32,500 shares of our common stock, of which 14,000 shares were vested.

(7)	As of December 31, 2019, Dr. Sherwin held unexercised options to purchase 37,500 shares of our common stock, of which 19,000 shares were vested.

(8)	As of December 31, 2019, Ms. Zausner held unexercised options to purchase 72,500 shares of our common stock, of which 40,666 shares were vested.
During 2019, we did not provide any compensation to Hugh O’Dowd, our President and Chief Executive Officer and a director, for his service as a director. Compensation paid to Hugh O’Dowd as an executive officer during 2019 is set forth under “Executive Compensation - Summary Compensation Table” above.
Under our Non-employee Director Compensation Policy, as amended and restated to date, we pay our non-employee directors a cash retainer for service on the Board of Directors and for service on each committee on which the director is a member, with the chairman of each committee receiving a higher retainer. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, with the amount of these payments prorated for any portion of a quarter that a director is not serving on our Board of Directors or a Board committee. Directors may elect to receive unrestricted shares of our common stock in lieu of any cash retainers. Under our Non-employee Director Compensation Policy, the fees paid to non-employee directors for service on the Board of Directors and for service on each Board committee on which the director is a member are as follows:

Annual Retainer
Board of Directors:
All non-employee members	$35,000
Additional retainer for Non-Executive Chairman of the Board	$30,000
Audit Committee:
Chairman	$15,000
Non-chairman members	$7,500
Compensation Committee:
Chairman	$10,000
Non-chairman members	$5,000
Nominating and Corporate Governance Committee:
Chairman	$8,000
Non-chairman members	$4,000
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.
In addition, under our Non-employee Director Compensation Policy, as amended and restated to date, each non-employee director, upon his or her initial election to our Board of Directors, receives an option to purchase 37,000 shares of our common stock. Each of these options vests as to 33% on the first anniversary of the date of grant, with the remainder to vest monthly for the subsequent two years, subject to continued service through such vesting dates. On the date of each annual meeting of stockholders of our company, each non-employee director is granted a non-qualified stock option to purchase 18,500 shares of common stock, which vests and becomes fully exercisable upon the earlier to occur of the first anniversary of the grant date or the date of the next annual meeting of stockholders following the date of grant, subject to continued service as a director through such date. The exercise price of these options is equal to the fair market value of our common stock on the date of grant. This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of April 20, 2020 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of greater than 5.0% of our common stock.
The column entitled “Percentage Beneficially Owned” is based on a total of shares of our common stock outstanding as of April 20, 2020.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 20, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Neon Therapeutics, Inc., 40 Erie Street, Suite 110, Cambridge, Massachusetts 02139.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
Third Rock Venture III, L.P.(1)	9,741,636	33.63%
Entities affiliated with Access Industries Holdings LLC(2)	2,153,803	7.44%
Entities affiliated with Fidelity(3)	1,528,496	5.28%
Entities affiliated with JFL Capital Management LLC(4)	1,519,819	5.25%
Executive Officers and Directors:
Hugh O'Dowd(5)	935,769	3.18%
Yasir B. Al-Wakeel, B.M.B.Ch.(6)	253,845	*
Richard Gaynor(7)	267,398	*
Robert Bazemore(8)	14,711	*
Robert Kamen, Ph.D.(9)	14,000	*
Eric S. Lander, Ph.D.(10)	148,000	*
Cary G. Pfeffer, M.D.(11)	14,000	*
Stephen A. Sherwin, M.D.(12)	64,000	*
Robert Tepper, M.D.(13)	9,755,636	33.66%
Meryl Zausner(14)	47,333	*
All current executive officers and directors as a group (11 persons)(15)	11,622,763	38.63%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)
Information herein is based solely upon a Schedule 13G filed with the SEC on February 13, 2019. Consists of: 9,741,636 shares of common stock held by Third Rock Ventures III, L.P., or TRV III LP. Each of Third Rock Ventures III GP, LP, or TRV III GP, the general partner of TRV III LP, Third Rock Ventures GP III, LLC, or TRV III LLC, the general partner of TRV III GP, and Mark Levin, Kevin Starr and Dr. Tepper, the managers of TRV II LLC, may be deemed to share voting and investment power over the shares held of record by TRV III LP. Each of Third Rock Ventures III GP, LP, or TRV III GP, the general partner of TRV III LP, and Third Rock Ventures GP III, LLC, TRV III LLC, the general partner of TRV III GP, and Mark Levin, Kevin Starr and Dr. Tepper, the managers of TRV III LLC, may be deemed to share voting and investment power over the shares held of record by TRV III LP. The address for each of TRV II LP and TRV III LP is 29 Newbury Street, Suite 401, Boston, MA 02116.

(2)
Information contained herein is based on a Schedule 13D/A filed with the SEC by Access Industries Holdings LLC ("Access”) on April 2, 2020. Consists of: (i) 1,329,556 shares of common stock held by Access and (ii) 824,247 shares of common stock held by Clal Biotechnology Industries Ltd., or CBI. CBI is a public company traded on Tel Aviv stock exchange. CBI's direct controlling shareholder is Clal Industries Ltd., or CI. CI is a private company which is ultimately controlled by Mr. Len Blavatnik through Access. Each of CI and Access may be deemed to share voting and investment power over the shares held of record by CBI. Each of CI and Access disclaim beneficial ownership of all shares held by CBI, except to the extent of their pecuniary interest therein. The address for Access is c/o Access Industries, Inc., 40 W. 57th Street, 28th Floor, New York, NY 10019 and the address for CBI is 3 Azrieli Center Triangle Tower, 45th Floor, 132 Menachem Begin Road, Tel Aviv 6702301, Israel.

(3)
Information herein is based solely upon a Schedule 13G/A filed with the SEC on February 7, 2020. FMR LLC and Abigail P. Johnson report sole voting power of 485,712 shares of Neon common stock and sole power to dispose or direct the disposition of 1,528,498 shares of Neon common stock. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for Fidelity Select Portfolios is Brown Brothers Harriman & Co., 525 Washington Blvd., Jersey City, NJ 07310, Attn: Michael Lerman, 15th Floor, Corporate Actions, the address for Fidelity Advisor Series VII is State Street Bank & Trust, PO Box 5756, Boston, Massachusetts 02206, Attn: Bangle & Co fbo Fidelity Advisor Series VII: Fidelity Advisor Biotechnology Fund, and the address for Fidelity Securities Fund is The Northern Trust Company, Attn: Trade Securities Processing, C-1N, 801 South Canal Street, Chicago, IL 60607, Fidelity Securities Fund: Fidelity OTC Portfolio, Reference account #26-68304.

(4)
Information herein is based solely upon a Schedule 13G filed with the SEC on March 23, 2020. JFL Capital Management LLC (“JFL”) reports shared voting and dispositive power of 1,519,819 shares of Neon common stock and sole voting and dispositive power of 607,929 shares of Neon common stock. The address for JFL Capital Management LLC is 2110 Ranch Road 620 S, #341732, Lakeway, Texas 78734.

(5)	Consists of: (i) 469,418 shares of common stock and (ii) 466,351 shares of common stock underlying options exercisable within 60 days of April 20, 2020.
(6)
Consists of: (i) 42,381 shares of common stock, (ii) 18,750 shares of common stock related to restricted stock units that will vest within 60 days of April 20, 2020 and (iii) 192,714 shares of common stock underlying options exercisable within 60 days of April 20, 2020.

(7)
Consists of: (i) 50,826 shares of common stock, (ii) 18,750 shares of common stock related to restricted stock units that will vest within 60 days of April 20, 2020 and (iii) 197,822 shares of common stock underlying options exercisable within 60 days of April 20, 2020.

(8)	Consists of 14,711 shares of common stock underlying options exercisable within 60 days of April 20, 2020.
(9)	Consists of 14,000 shares of common stock underlying options exercisable within 60 days of April 20, 2020.
(10)	Consists of: (i) 134,000 shares of common stock and (ii) 14,000 shares of common stock underlying options exercisable within 60 days of April 20, 2020.
(11)	Consists of 14,000 shares of common stock underlying options exercisable within 60 days of April 20, 2020.
(12)	Consists of: (i) 45,000 shares of common stock and (ii) 19,000 shares of common stock underlying options exercisable within 60 days of April 20, 2020.
(13)
Consists of: (i) 9,741,636 shares of common stock held by TRV III LP and (ii) 14,000 shares of common stock underlying options exercisable within 60 days of April 20, 2020. Dr. Tepper is affiliated with TRV III LP. Each of TRV III GP, the general partner of TRV III LP, and TRV III LLC, the general partner of TRV III GP, and Mark Levin, Kevin Starr and Dr. Tepper, the managers of TRV III LLC, may be deemed to have voting and investment power over the shares held of record by TRV III LP.

(14)	Consists of 47,333 shares of common stock underlying options exercisable within 60 days of April 20, 2020.
(15)	See notes (5) through (14) above; also includes Jolie M. Siegel, who is an executive officer, but not a named executive officer.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in First Column)
Equity compensation plans approved by stockholders(1)	4,427,935	$6.53	(2)	490,215	(3) (4)
Equity compensation plans not approved by stockholders	—	—		—
Total	4,427,935	$6.53		490,215
________________

(1)	Includes the following plans: our 2015 Stock Option and Grant Plan, our 2018 Stock Option and Incentive Plan and our 2018 Employee Stock Purchase Plan.

(2)
This represents the weighted-average exercise price of outstanding stock options under our equity compensation plans. The calculation excludes 1,053,394 outstanding restricted stock units, which do not require the payment of any exercise price in connection with the vesting thereof.

(3)
As of December 31, 2019, no shares remained available for future issuance under our 2018 Stock Option and Incentive Plan. The 2018 Stock Option and Incentive Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2018 Stock Option and Incentive Plan and the 2015 Stock Option and Grant Plan will be added back to the shares of common stock available for issuance under the 2018 Stock Option and Incentive Plan. No shares remained available for future issuance under the 2015 Stock Option and Grant Plan as of December 31, 2019, as the Company no longer makes grants under this plan. As of December 31, 2019, a total of 490,215 shares remained available for future issuance under our 2018 Employee Stock Purchase Plan. The 2018 Employee Stock Purchase Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by the lesser of 405,000 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the 2018 Employee Stock Purchase Plan administrator. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

(4)
This amount excludes 1,149,189 shares of common stock that became issuable under the 2018 Stock Option and Incentive Plan on January 1, 2020 and 287,297 shares of common stock that became issuable under the 2018 Employee Stock Purchase Plan on January 1, 2020, in each case pursuant to the evergreen provisions of the 2018 Stock Option and Incentive Plan and 2018 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Transactions
Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Amendment and the transactions described below, since January 1, 2018, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2018 and 2019) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.
Broad Institute, Inc.
Relationship with Broad
One member of our Board of Directors, Eric S. Lander, Ph.D., is a founding director and the current president of the Broad Institute, Inc. (the “Broad”). None of the fees we pay to the Broad will be paid directly or indirectly to Dr. Lander.
License Agreement
On November 13, 2015, we entered into the Broad Agreement with the Broad and, in January and November 2018, we entered into amendments to the Broad Agreement. Under the Broad Agreement, we have been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by the Broad, the Dana-Farber Cancer Institute (the “DFCI”) and The General Hospital Corporation d/b/a Massachusetts General Hospital (“MGH”) to develop and commercialize any diagnostic, prognostic, preventative or therapeutic product for humans, including any neoantigen vaccine product. In particular, at the time of entry into this agreement, we were granted both exclusive and non-exclusive licenses to a patent portfolio comprised of 12 patent families, including certain granted patents and pending patent applications in the United States and foreign jurisdictions.
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
As consideration for the license, we paid the Broad a non-refundable license fee of $75,000. As additional consideration for the license, we must pay the Broad immaterial annual license maintenance fees and up to $12.6 million in developmental milestone payments and could be obligated to make up to $97.5 million in payments upon the achievement of specified sales milestones. We are also required to pay tiered royalties of low to mid single-digit percentages on net sales of products covered by the license, as well as between 10% to 30% of any consideration received by us from a sublicensee in consideration for a sublicense, which percentage is based on certain events set forth in the Broad Agreement. As partial consideration for the license, we reimbursed the Broad for $0.6 million of past patent expenses and issued 60,000 shares of our restricted common stock to each of the Broad, the DFCI and MGH. We also agreed to reimburse the Broad for future patent expenses related to the in-licensed patents and patent applications. No development or commercial milestones have been achieved to date under the Broad Agreement. The royalty term will terminate on the later of (i) the expiration date of the last valid claim within the licensed patent rights and (ii) the 10th anniversary date of the first commercial sale of a product incorporating the licensed patent rights.
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
Participation in our Initial Public Offering
Our existing stockholders, including certain affiliates of our directors, purchased shares of our common stock in our initial public offering at the initial public offering price of $16.00. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

Name	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Access Industries Holdings LLC(1)	315,000	$ 5,040,000
Total	315,000	$ 5,040,000
________________

(1)	Access Industries Holdings LLC is a holder of five percent or more of our capital stock.

Limitation of Liability and Indemnification of Officers and Directors
Our Certificate of Incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
In addition, we adopted By-laws that provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our By-laws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our By-laws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.
We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and officers, in addition to the indemnification provided for in our Certificate of Incorporation and By-laws. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to us or any of our subsidiaries or any other company or enterprise to which these individuals provide services at our request. Subject to certain limitations, our indemnification agreements also require us to advance expenses incurred by our directors and officers for the defense of any action for which indemnification is required or permitted.
Policies and Procedures for Related Party Transactions
Our Board of Directors adopted a written related person transactions policy providing that transactions with our directors, executive officers, holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration or approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.
Director Independence
Board Determination of Independence
Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.
Our Board of Directors has determined that all members of the Board of Directors, except Hugh O’Dowd, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making this independence determination, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Hugh O'Dowd is not an independent director under these rules because he is an executive officer of our company. Cary G. Pfeffer M.D. was not an independent director under these rules because he was an executive officer of our company within the past three years, but that disqualification lapsed upon the passage of the third anniversary of the conclusion of his service as an executive officer of the company, which occurred on September 24, 2019. Consequently, our Board of Directors has determined that Dr. Pfeffer satisfies the independence standards for purposes of the rules of Nasdaq and the SEC as of September 24, 2019.
Item 14. Principal Accounting Fees and Services
Audit Fees and Services
PricewaterhouseCoopers LLP has served as Neon’s independent registered public accounting firm since 2016. Neon incurred the following fees from PricewaterhouseCoopers LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2019 and 2018.

	2019	2018
Audit fees(1)	$546,500	$883,250
Audit-related fees(2)	—	7,500
Tax fees(3)	—	—
All other fees(4)	2,756	2,756
Total fees	$549,256	$893,506
________________

(1)
Audit fees consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, services provided in connection with registration statements and other professional services provided in connection with regulatory filings or engagements. In 2019 and 2018, beyond the routine audit fees, we incurred expenses relating to other professional services provided in connection with registration statements, including those related to our Form S-3 filing in July 2019 and our initial public offering in June 2018.

(2)
Audit-related fees consist of fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, such as fees for the adoption of new accounting standards. There were no such fees incurred in 2019.

(3)	Tax fees consist of fees for professional services, including tax consulting and compliance performed by PricewaterhouseCoopers. There were no such fees incurred in 2019 or 2018.

(4)	All other fees represent payment for access to the PricewaterhouseCoopers LLP online accounting research database.
Audit Committee Pre-approval Policy and Procedures
Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to the pre-approval procedure described below.
From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2019 and 2018 fiscal years, no services were provided to us by PricewaterhouseCoopers LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules
Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.
Exhibits
EXHIBIT INDEX

Exhibit No.		Exhibit Index

31.1	*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
___________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON THERAPEUTICS, INC.
By:	/s/ Hugh O'Dowd
Hugh O'Dowd President, Chief Executive Officer and Principal Executive Officer
Dated: April 21, 2020