Form 10-Q
period 2020-03-31
Neon Therapeutics, Inc.
filed 2020-05-01
CIK 1694187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-Q
___________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2020, there were 28,966,658 shares of common stock, $0.001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	the ability to satisfy the conditions to the merger transaction with BioNTech SE, including the ability to obtain shareholder approval, on the proposed terms and timeframe;

•
the ability to realize the anticipated benefits of transactions related to the merger transaction with BioNTech SE and other restructuring activities, including in connection with the merger transaction, or other initiatives in a timely manner or at all;

•	the risk of unanticipated costs, liabilities or delays relating to the merger transaction with BioNTech SE, including the outcome of any legal proceedings relating to the merger transaction;

•
the occurrence of any change, effect, event, development, matter, state of facts, series of events or circumstances that could give rise to the termination of the agreement with BioNTech SE related to the merger transaction, including a termination of such agreement under circumstances that could require us to pay a termination fee to BioNTech SE;

•	the effect of the announcement of the merger transaction on our business relationships, employees, suppliers, vendors, standing with regulators, operating results and business generally;

•
the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•	our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

•	the potential for our identified research priorities to advance our platform, programs or product candidates;

•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;

•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;

•	our ability to commercialize our products in light of the intellectual property rights of others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	our plans to research and develop our product candidates;

•	the commercialization of our product candidates, if approved;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost in an economically viable manner;

•	the success of competing therapies that are or may become available and changes in the standard of care;

•	the impact of the COVID-19 pandemic on development programs, supply chains, collaborators and financial performance;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to continue as a going concern;

•	the impact of laws and regulations;

•	our use of the proceeds from our ongoing at-the-market offering program;

•	our expectations regarding the time during which we will be an "emerging growth company" under the Jumpstart Our Business Startups Act; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,047	$29,395
Prepaid expenses and other current assets	1,962	1,848
Total current assets	17,009	31,243
Operating lease, right-of-use assets	7,228	7,542
Property and equipment, net	6,694	7,109
Other long-term assets	471	478
Total assets	$31,402	$46,372
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,043	$1,702
Accrued expenses	6,437	7,464
Operating lease liabilities, current	1,287	1,241
Total current liabilities	10,767	10,407
Operating lease liabilities, net of current portion	6,200	6,542
Other liabilities	4	6
Total liabilities	16,971	16,955
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 28,963,858 and 28,729,725 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	29	29
Additional paid-in capital	284,538	282,926
Accumulated deficit	(270,136)	(253,538)
Total stockholders’ equity	14,431	29,417
Total liabilities and stockholders’ equity	$31,402	$46,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$9,446	$16,172
General and administrative	7,220	5,408
Total operating expenses	16,666	21,580
Loss from operations	(16,666)	(21,580)
Interest income	68	556
Net loss	(16,598)	(21,024)
Net loss per share, basic and diluted	$(0.58)	$(0.76)
Weighted average common shares outstanding, basic and diluted	28,535,948	27,651,067

Comprehensive loss:
Net loss	$(16,598)	$(21,024)
Other comprehensive income:
Unrealized gains on marketable securities	—	67
Total other comprehensive income	—	67
Comprehensive loss	$(16,598)	$(20,957)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	28,729,725	$29	$282,926	$—	$(253,538)	$29,417
Stock-based compensation expense	—	—	1,669	—	—	1,669
Vesting of restricted common stock and restricted stock units	273,461	—	2	—	—	2
Repurchase of common stock for employee tax withholdings	(39,328)	—	(59)	—	—	(59)
Net loss	—	—	—	—	(16,598)	(16,598)
Balance at March 31, 2020	28,963,858	$29	$284,538	$—	$(270,136)	$14,431

Balance at December 31, 2018	28,314,274	$28	$275,058	$(75)	$(173,762)	$101,249
Stock-based compensation expense	—	—	1,729	—	—	1,729
Exercise of stock options	17,070	—	45	—	—	45
Vesting of restricted common stock	—	—	5	—	—	5
Unrealized gains on marketable securities	—	—	—	67	—	67
Net loss	—	—	—	—	(21,024)	(21,024)
Balance at March 31, 2019	28,331,344	$28	$276,837	$(8)	$(194,786)	$82,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,598)	$(21,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	424	415
Non-cash lease expense	314	287
Net amortization of premiums and discounts on marketable securities	—	(21)
Stock-based compensation expense	1,669	1,729
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(114)	(233)
Other long-term assets	6	(42)
Accounts payable	1,341	—
Accrued expenses and other liabilities	(1,027)	(2,012)
Lease liabilities	(295)	(254)
Net cash used in operating activities	(14,280)	(21,155)
Cash flows from investing activities:
Sales and maturities of marketable securities	—	18,700
Purchases of property and equipment	(9)	(1,026)
Net cash (used in) provided by investing activities	(9)	17,674
Cash flows from financing activities:
Proceeds from exercise of stock options	—	45
Payments for repurchase of common stock for employee tax withholdings	(59)	—
Net cash (used in) provided by financing activities	(59)	45
Net decrease in cash, cash equivalents and restricted cash	(14,348)	(3,436)
Cash, cash equivalents and restricted cash, beginning of period	29,851	53,156
Cash, cash equivalents and restricted cash, end of period	$15,503	$49,720

Supplemental disclosure of non-cash items:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$168
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods shown above:

	March 31,
	2020	2019
Cash and cash equivalents	$15,047	$49,264
Restricted cash included in other long-term assets	456	456
Total cash, cash equivalents and restricted cash	$15,503	$49,720
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
Merger Agreement with BioNTech SE
On January 15, 2020, the Company entered into an agreement with BioNTech SE, a Societas Europaea organized and existing under the laws of Germany ("BioNTech"), and Endor Lights, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of BioNTech ("Merger Sub" and, together with BioNTech, the "Acquiring Parties"), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of BioNTech (the "Merger Agreement" and such transaction, the "Merger"). The Merger Agreement was unanimously approved by the members of the board of directors of the Company (the "Board") and the Board resolved to recommend approval of the Merger Agreement to the Company’s shareholders. The closing of the Merger is subject to approval of the Company's shareholders and the satisfaction of customary closing conditions. Certain of the Company's stockholders who collectively own approximately 36% of the outstanding shares of the Company's common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger. The special meeting of the Company’s shareholders to consider approval of the Merger is scheduled to be held on May 4, 2020.
Subject to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time shall automatically be canceled and converted into the right to receive 0.063 of an American Depositary Share of BioNTech ("BioNTech ADS"), with each BioNTech ADS representing one ordinary share of BioNTech, without interest but subject to any withholding required under applicable law.
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
The Company's financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2020, the Company has funded its operations primarily with net proceeds of $89.9 million from its initial public offering ("IPO") in June 2018, as well as an aggregate of $161.1 million of net proceeds from sales of the Company’s preferred stock and convertible debt. Since inception, the Company has incurred recurring losses and negative cash flows from operations in each period and on an aggregate basis. As of March 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $270.1 million and $253.5 million, respectively. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to develop, manufacture and commercialize its products.
As of March 31, 2020, the Company had cash and cash equivalents of $15.0 million. The Company expects that, based on its current operating plan, its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2020. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.
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
The Company has determined that its cash runway of less than twelve months, along with its accumulated deficit, history of losses and future expected losses, raises substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of these condensed consolidated financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of pursuing a strategic transaction and reducing cash expenditures, there is no guarantee that the Company will be successful in these mitigation efforts.
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
Additionally, certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019, and notes thereto, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the "SEC") on March 2, 2020 (the “Annual Report on Form 10-K”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2020, and the results of its operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company's audited financial statements, but does not contain all of the footnote disclosures required by GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year or any other subsequent interim period.
Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020.

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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 as of the effective date January 1, 2020. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements or disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The internal-use software guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project stage and post-implementation stage be expensed as they are incurred. The accounting for the service element of a hosting arrangement that is a service contract is not affected. The Company adopted ASU 2018-15 as of the effective date of January 1, 2020 on a prospective basis. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The standard also establishes additional disclosure requirements related to credit risks. This guidance was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. Accordingly, the Company will now adopt this standard effective January 1, 2023, and it is currently evaluating the potential impact that ASU 2016-13 may have on the condensed consolidated financial statements.
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

3. Fair Value Measurement
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at March 31, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,749	$14,749	$—	$—
	$14,749	$14,749	$—	$—

		Fair Value Measurements at December 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$29,075	$29,075	$—	$—
	$29,075	$29,075	$—	$—
There were no changes in valuation techniques or transfers between the fair value measurement levels during the three months ended March 31, 2020 or 2019. There were no liabilities measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
4. Marketable Securities
The Company did not hold any marketable securities at March 31, 2020 or December 31, 2019.
There were no sales of available-for-sale securities during the three months ended March 31, 2020 or 2019. Net unrealized holding gains or losses for the period that have been included in accumulated other comprehensive loss were not material to the Company’s consolidated results of operations.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Software	$1,180	$1,180
Laboratory equipment	9,242	9,234
Computer equipment	102	102
Furniture and fixtures	316	316
Leasehold improvements	680	680
	11,520	11,512
Less: Accumulated depreciation and amortization	(4,826)	(4,403)
	$6,694	$7,109
Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $0.4 million and $0.4 million, respectively.

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation costs	$1,573	$2,635
Accrued retention payments	2,517	795
Accrued restructuring costs	128	981
Accrued professional services	594	904
Accrued external research and manufacturing costs	1,095	1,717
Other accrued expenses	530	432
	$6,437	$7,464
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
The components of lease expense and related cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease cost
Operating lease cost	$502	$502
Variable lease cost	246	243
Short-term lease cost	109	108
Total lease cost	$857	$853

Cash paid for amounts included in the measurement of lease liabilities	$483	$469

Variable lease expense includes common area maintenance, utility charges and management fees, and was $0.2 million for each of the three months ended March 31, 2020 and 2019.
The weighted average remaining lease term and weighted average discount rate of our operating leases are as follows:

As of March 31, 2020
Weighted average remaining lease term in years	4.4
Weighted average discount rate	10%
Amortization of the operating lease right-of-use asset for the lease was $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and was included in operating expenses.
Future lease payments for the Company's operating leases as of March 31, 2020 were as follows (in thousands):

Year Ending December 31,
2020 (remaining nine months)	$1,464
2021	2,006
2022	2,066
2023	2,128
2024	1,632
Total future minimum lease payments	$9,296
Less: interest	(1,809)
Present value of operating lease liabilities	$7,487
8. Commitments and Contingencies
Significant Agreements
Peptide and Vaccine Manufacturing Agreement
In December 2015, the Company entered into a manufacturing agreement, as amended in October 2016, January 2017 and November 2018 (collectively as amended, the "Manufacturing Agreement"), with an independent third party (the "Vendor") whereby the Vendor performed manufacturing, analytical testing and quality assurance services related to the manufacture of drug product and/or peptides for use in the Company's preclinical and clinical activities. The Manufacturing Agreement provided for the development and establishment of two manufacturing suites at the Vendor's facility to be used in the manufacturing process to fill orders of peptides ordered by the Company, and required the Company to reimburse the Vendor for specified manufacturing costs incurred in the manufacture of the peptides, plus a fixed profit margin. The Manufacturing Agreement had a five-year term and was terminable by the Company for convenience with three-months' notice. All amounts incurred under the Manufacturing Agreement were recognized as research and development expense as incurred. In December 2019, the Company provided notice to the Vendor that it was terminating the Manufacturing Agreement for convenience and the Manufacturing Agreement was terminated in March 2020. The Company has paid all amounts due associated with the termination of the Manufacturing Agreement and does not expect to incur any additional future costs to the Vendor.
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
Other Agreements
License Agreement with the Broad Institute, Inc.
On November 13, 2015, the Company entered into a license agreement with the Broad Institute, Inc. (the "Broad"), a related party (see Note 12) and, in January and November 2018, the Company entered into amendments to the license agreement (as amended to date, the “Broad Agreement”). Under the Broad Agreement, the Company has been granted an exclusive worldwide license to certain intellectual property rights owned or controlled by the Broad, Dana-Farber Cancer Institute (the "DFCI") and

The General Hospital Corporation d/b/a Massachusetts General Hospital ("MGH") to develop and commercialize any diagnostic, prognostic, preventative or therapeutic product for humans, including any neoantigen vaccine product. In particular, at the time of entry into this agreement, the Company was granted both exclusive and non-exclusive licenses to a patent portfolio comprised of twelve patent families, including certain granted patents and pending patent applications in the United States and foreign jurisdictions.
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
In consideration for the licenses, the Company granted 120,000 shares of common stock to each of the Broad and the DFCI. The shares issued to the Broad were unrestricted and fully vested. The 120,000 shares issued to the DFCI contained contingent repurchase options whereby, if the DFCI failed to achieve three specific milestones over the subsequent three-year period, the Company could repurchase the shares (one-third for each milestone) at the original purchase price, which is at zero cost. The Company accounted for these awards consistent with equity awards with performance-based vesting conditions and, upon it being probable that the Company would not repurchase the award associated with a milestone, the associated expense would be recognized as incremental stock-based compensation expense and reflected within research and development expenses in the condensed consolidated financial statements. Through March 31, 2020, the repurchase option on all 120,000 of these shares has expired. The Company did not recognize any incremental stock-based compensation expense related to these awards during the three months ended March 31, 2020 or 2019.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between the parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers and other employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of these indemnification obligations. The Company does not believe that the outcome of any existing claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it had not accrued any liabilities related to its obligations under these agreements in its condensed consolidated financial statements as of March 31, 2020 or December 31, 2019.

Legal Proceedings
As of March 31, 2020, the Company was not party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.
9. Preferred Stock and Common Stock
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, none of which was issued or outstanding as of March 31, 2020 or December 31, 2019.
Common Stock
As of March 31, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock with a par value of $0.001 per share.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid during the three months ended March 31, 2020 or 2019.
As of March 31, 2020 and December 31, 2019 the Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2020	December 31, 2019
Shares reserved for exercise of outstanding stock options	3,179,605	3,374,541
Shares reserved for vesting of restricted stock units	1,756,059	1,053,394
Shares reserved for future issuance under the 2018 Stock Option and Grant Plan	395,741	—
Shares reserved for future issuance under the 2018 Employee Stock Purchase Plan	777,512	490,215
	6,108,917	4,918,150
At-the-market equity offering program
In July 2019, the Company filed a registration statement on Form S-3 (File No. 333-232487) with the SEC, which was declared effective on July 8, 2019 (the "Shelf Registration Statement") in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, its common stock, convertible securities or other equity securities in one or more offerings. Simultaneous with the Shelf Registration Statement, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") to establish an at-the-market equity offering program ("ATM"). Under the Sales Agreement, Cantor may sell up to $50.0 million of the Company’s common stock by any method permitted by law deemed to be an "at the market" offering as defined in Rule 415 of the Securities Act, subject to the terms of the Sales Agreement. Under the Sales Agreement, the Company is required to pay to Cantor cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement.
No shares were sold under the ATM and no proceeds were received by the Company in respect of the ATM during the three months ended March 31, 2020.
10. Stock-Based Compensation
2015 Stock Option and Grant Plan
The Company’s 2015 Stock Option and Grant Plan, as amended (the “2015 Plan”), provided for the Company to grant incentive or nonqualified stock options, restricted stock awards, unrestricted stock awards or restricted stock units to employees, directors and consultants of the Company. As of June 26, 2018, the effective date of the 2018 Stock Option and Incentive Plan, and as of March 31, 2020 and December 31, 2019, no shares remained available for future issuance under the 2015 Plan.
2018 Stock Option and Incentive Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 26, 2018. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares initially reserved for issuance under the 2018 Plan was 1,215,000 shares, which was cumulatively increased on January 1, 2019 and which will be cumulatively increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. Effective January 1, 2019 and 2020, 1,132,570 and 1,149,189 additional shares, respectively, were automatically added to the shares authorized for issuance under the 2018 Plan and these shares were subsequently registered on Registration Statements on Form S-8.
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
As of March 31, 2020, there were 395,741 shares available for future issuance under the 2018 Plan.
2018 Employee Stock Purchase Plan
On June 13, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 26, 2018. A total of 270,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the lesser of (i) 405,000 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the Company’s ESPP. Effective January 1, 2019 and 2020, 283,142 and 287,297 additional shares, respectively, were automatically added to the shares authorized for issuance under the ESPP and these shares were subsequently registered on Registration Statements on Form S-8. As of March 31, 2020, there were 62,927 shares issued under the ESPP and 777,512 shares were reserved and available for issuance under the ESPP.
The Company initiated its first offering period under the ESPP on July 1, 2019. Stock-based compensation expense related to the ESPP was insignificant for the three months ended March 31, 2020. There was no stock-based compensation expense under the ESPP for the three months ended March 31, 2019.
Stock Options
The following table summarizes changes in stock option activity during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	3,374,541	$6.53	7.59	$—
Granted	—	—
Exercised	—	—
Forfeited	(194,936)	6.94
Outstanding as of March 31, 2020	3,179,605	$6.51	7.74	$93
Options vested or expected to vest as of March 31, 2020	3,179,605	$6.51	7.74	$93
Options exercisable as of March 31, 2020	1,617,860	$6.46	7.12	$9
There were no stock options granted during the three months ended March 31, 2020. The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2019 was $4.82 per share.
There were no stock options exercised during the three months ended March 31, 2020. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 was $0.1 million.

Stock Option Valuation
There were no stock options granted during the three months ended March 31, 2020.
The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors during the three months ended March 31, 2019 were as follows, presented on a weighted average basis:

Three Months Ended March 31, 2019
Expected volatility	96.65%
Risk-free interest rate	2.45%
Expected dividend yield	—%
Expected life (in years)	6.06
There were no stock option awards granted to nonemployees during the three months ended March 31, 2020 or 2019.
Restricted Stock Units
The Company has granted restricted stock units ("RSUs") to its employees under the 2018 Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock and the RSUs generally vest in equal annual installments over three years, provided the employee remains continuously employed with the Company through the vesting period. Upon vesting, shares of the Company's common stock are delivered to the employee, subject to the payment of applicable withholding taxes. The fair value of RSUs is based on the market value of the Company's common stock on the date of grant. Compensation expense is recognized over the applicable service period.
The following table summarizes RSU activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested as of December 31, 2019	1,053,394	$3.27
Granted	1,000,826	$1.20
Vested	(273,461)	$3.64
Cancelled	(24,700)	$4.48
Unvested as of March 31, 2020	1,756,059	$2.02
The aggregate fair value of RSUs that vested during the three months ended March 31, 2020, based upon the fair values of the stock underlying the RSUs on the day of vesting, was $0.5 million. No RSUs vested during the three months ended March 31, 2019.
Restricted Stock Awards
Restricted stock awards originally issued under the terms of the 2015 Plan allow the Company, at its discretion, to repurchase unvested shares at the initial purchase price if the employee or nonemployee terminates his or her service relationship with the Company. No restricted stock awards were issued under the 2015 Plan during the three months ended March 31, 2020 or 2019.
The 2018 Plan provides for the grant of restricted stock awards to the Company’s officers, employees, directors and other key persons (including consultants). No restricted stock awards were issued under the 2018 Plan during the three months ended March 31, 2020 or 2019.
The following table summarizes the Company’s restricted common stock activity under the 2015 Plan since December 31, 2019:

	Number of Shares	Weighted Average Grant- Date Fair Value per Share
Unvested restricted common stock as of December 31, 2019	106,038	$2.78
Vested	(37,413)	$2.86
Unvested restricted common stock as of March 31, 2020	68,625	$2.74

The aggregate fair value of restricted common stock awards that vested during the three months ended March 31, 2020 and 2019, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.1 million and $0.4 million, respectively.
Restricted Stock Awards Issued Outside of Equity Plans
From May 2015 through July 2016, the Company issued 1,510,000 shares of restricted common stock outside of the 2015 Plan to nonemployee founders and collaborators. The shares were issued under the terms of the respective restricted common stock agreements and unvested shares are subject to repurchase by the Company upon the holder’s termination of their relationship with the Company. The unvested shares of restricted common stock are subject to the Company’s right to repurchase at the original purchase price per share. The Company did not issue any shares of restricted common stock outside of the Company's 2015 Plan or 2018 Plan during the three months ended March 31, 2020 and 2019.
As of March 31, 2020 and December 31, 2019, 180,000 restricted common stock awards granted to founders and collaborators outside of the Company's 2015 Plan or 2018 Plan were unvested at a weighted average grant-date fair value per share of $1.29. These shares are to vest upon the achievement of specified performance milestones.
No restricted common stock awards issued outside of the Company's 2015 Plan or 2018 Plan vested during the three months ended March 31, 2020, and there were no other changes to the amount of such unvested restricted stock awards during the three months ended March 31, 2020.
The aggregate fair value of restricted common stock awards issued outside of the 2015 Plan or 2018 Plan that vested during the three months ended March 31, 2019, based upon the fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.3 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to all stock-based awards and the ESPP in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$640	$820
General and administrative expenses	1,029	909
	$1,669	$1,729
As of March 31, 2020, the Company had an aggregate of $7.1 million of unrecognized stock-based compensation expense related to unvested stock option awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 2.04 years. As of March 31, 2020, the Company also had an aggregate of $0.2 million of unrecognized stock-based compensation expense related to unvested restricted common stock awards, excluding awards with performance-based vesting conditions, which is expected to be recognized over a weighted-average period of approximately 0.44 years. Additionally as of March 31, 2020, the Company had an aggregate of $3.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.14 years.
11. Net Loss per Share
The Company excluded 248,625 shares of restricted common stock for the three months ended March 31, 2020 and 603,054 shares of restricted common stock for the three months ended March 31, 2019 from the calculation of basic net loss per share because these shares had not vested.

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

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	3,179,605	3,564,631
Unvested restricted stock units	1,756,059	484,339
Unvested restricted common stock	248,625	603,054
ESPP shares issuable and outstanding	70,661	—
	5,254,950	4,652,024
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
The Company recorded expenses related to payments to the Broad of $0.6 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the Company had $0.7 million and $0.3 million in accounts payable and accrued expenses due to the Broad, respectively.
13. Corporate Restructuring
On November 20, 2019, the Company announced that, as part of a new strategic focus, it was reducing its workforce by approximately 24% of its then current headcount. This corporate restructuring was substantially completed during the fourth quarter of 2019 and, in accordance with ASC 420, Exit or Disposal Activities, the Company recorded approximately $1.3 million of restructuring-related costs including employee severance, benefits and related costs during the three months ended December 31, 2019. These costs are reflected within research and development expenses in the condensed consolidated statement of operations.
During the three months ended March 31, 2020, the Company recorded approximately $0.1 million in restructuring expenses, which are reflected within research and development expenses in the condensed consolidated statement of operations.

As of March 31, 2020, the components of the outstanding restructuring liabilities included in accrued expenses were as follows (in thousands):

Three Months Ended March 31, 2020
Restructuring reserve at December 31, 2019	$981
Restructuring expenses incurred during the period	47
Amounts paid during the period	(856)
Adjustments	(44)
Restructuring reserve at March 31, 2020	$128
14. Subsequent Events
In connection with the Merger, a putative class action lawsuit, Franchi v. Neon Therapeutics, Inc., et al., 1:20-cv-00482, was filed on April 7, 2020 by purported Company stockholder Adam Franchi against the Company, its directors, BioNTech, and Merger Sub in the U.S. District Court for the District of Delaware. On April 10, 2020, in connection with the Merger, a complaint, Alvarado v. Neon Therapeutics, Inc., et al., 1:20-cv-02959, was filed as an individual action by purported Company stockholder Francisco J. Dos Ramos Alvarado against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 13, 2020, in connection with the Merger, a complaint, Ezebunwa v. Neon Therapeutics, Inc., et al., 1:20-cv-03001, was filed as an individual action by purported Company stockholder Esther Ezebunwa against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 15, 2020, in connection with the Merger, a putative class action lawsuit, Marks v. Neon Therapeutics, Inc., et al., 1:20-cv-03033, was filed by purported Company stockholder John Marks against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 15, 2020, in connection with the Merger, a complaint, Shen v. Neon Therapeutics, Inc., et al., 1:20-cv-03035, was filed as an individual action by purported Company stockholder David Shen against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 15, 2020, in connection with the Merger, a complaint, Gilbert v. Neon Therapeutics, et al., 1:20-cv-01816, was filed as an individual action by purported Company stockholder Phillip Gilbert against the Company and its directors in the U.S. District Court for the Eastern District of New York. The Franchi, Alvarado, Ezebunwa, Marks, Shen, and Gilbert cases are collectively referred to as the “Merger Actions.” The Merger Actions generally allege that the definitive proxy statement filed on April 2, 2020 misrepresents and/or omits certain purportedly material information relating to financial projections, analysis performed by Duff & Phelps, LLC (“Duff & Phelps”), and past engagements of Duff & Phelps and Ondra Partners. The Merger Actions assert violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and its directors and violations of Section 20(a) of the Exchange Act against the Company’s directors. The Franchi Merger Action also asserts violations of Section 20(a) of the Exchange Act against BioNTech and Merger Sub. The Shen Merger Action also asserts claims for breach of fiduciary duty against the Company’s directors. The Merger Actions seek, among other things: an injunction enjoining consummation of the Merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief and any other relief the court may deem just and proper.
The Company believes the Merger Actions to be without merit. It is possible that additional similar cases could be filed in connection with the Merger.
An estimate of the possible loss or range of loss resulting from the Merger Actions described above cannot be made at this time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with United States generally accepted accounting principles, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 2, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
Our most advanced T cell program is NEO-PTC-01, our personal neoantigen adoptive T cell therapy, which consists of multiple T cell populations that are generated to target each individual patient's unique set of neoantigens. We are focusing the initial clinical development of NEO-PTC-01 in solid tumors for patients who are refractory to checkpoint inhibitors. In April 2020, we announced the acceptance from the Dutch Health Authority of our clinical trial authorization to evaluate NEO-PTC-01 in a first-in-human clinical trial. We plan to initiate a Phase 1 dose-finding clinical trial in metastatic melanoma in collaboration with the Netherlands Cancer Institute in the third quarter of 2020, subject to the ability to commence that trial in the Netherlands in light of the current COVID-19 pandemic. The second planned indication for NEO-PTC-01 is metastatic ovarian cancer, with the potential to both expand to other solid tumor types and pursue clinical development in the United States.
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
On November 20, 2019, we announced that, as part of a new strategic focus, we were reducing our workforce by approximately 24% of our then current headcount. This corporate restructuring was substantially completed during the fourth quarter of 2019. We also announced the cessation of additional spending commitments related to our cancer vaccine programs, NEO-PV-01 and NEO-SV-01. We will continue to conduct follow-up from our ongoing NT-002 clinical trial of NEO-PV-01 in first-line patients with untreated advanced or metastatic non-small cell lung cancer, with plans to report initial clinical data from this trial in the second half of 2020. We also ceased additional enrollment in our NT-003 trial in metastatic melanoma.
After a comprehensive review of strategic alternatives, on January 15, 2020, we entered into an agreement with BioNTech SE, or BioNTech, pursuant to which, subject to the satisfaction or waiver of the conditions therein, we will become a wholly-owned subsidiary of BioNTech, or the Merger. The agreement with BioNTech, or the Merger Agreement, was unanimously approved by the members of our board of directors, or the Board, and the Board resolved to recommend approval of the Merger Agreement to our shareholders. The closing of the Merger is subject to approval of our shareholders and the satisfaction of customary closing conditions. Certain of our stockholders who collectively own approximately 36% of the outstanding shares of our common stock have entered into voting agreements, pursuant to which they have agreed, among other things, and subject to the terms and conditions of the agreements, to vote in favor of the Merger. The special meeting of our shareholders to consider approval of the Merger is scheduled to be held on May 4, 2020.
Subject to the terms of the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time shall automatically be canceled and converted (without interest but subject to any withholding required under applicable law) into the right to receive 0.063 of an American Depositary Share of BioNTech, or BioNTech ADS, with each BioNTech ADS representing one ordinary share of BioNTech. The transaction is expected to close in the second quarter of 2020. Refer to Note 1, Nature of Business, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering product candidates, securing related intellectual property rights and conducting research and development activities related to our product candidates.
The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 or the effectiveness of actions to contain and treat for COVID-19.
In response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and community, including temporarily requiring all employees to work remotely other than those whose job responsibilities require them to be physically present in our research laboratories, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events, other large gatherings or in-person work-related meetings.
As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and/or preclinical studies. The COVID-19 pandemic may negatively affect site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, trial monitoring or data analysis for our clinical trials. The COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that we rely upon to carry out our clinical trials or the third-party manufacturers who manufacture our product candidates, which could result in delays or disruptions in the supply of our product candidates. These could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.
COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.
We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10‑Q.
From inception through March 31, 2020, we have funded our operations primarily through an aggregate of $89.9 million of net proceeds from our initial public offering, or IPO, in June 2018, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. To date, we have not generated any revenue from product sales and do not expect to do so for several years, if at all. Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception, including net losses of $16.6 million and $21.0 million in the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $270.1 million. We expect to incur substantial additional losses in the foreseeable future as we expand our research and development activities.
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
As of March 31, 2020, we had cash and cash equivalents of $15.0 million. We believe that, based on our current operating plan, our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See "—Liquidity and Capital Resources." To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. Refer to Note 1, Nature of Business, to our condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10‑Q for additional information on our assessment.
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

•
costs related to the development of our platforms, including costs related to our proprietary Real-time Epitope Computation for ONcology, or RECON, bioinformatics engine and NEO-STIM, our proprietary antigen-specific T cell induction protocol;

•
personnel-related costs, including salaries, benefits and non-cash stock-based compensation expense, for personnel engaged in research and development functions and costs for employee severance, benefits and other related costs associated with our November 2019 corporate restructuring;

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
NEO-PV-01	$1,326	$4,095
NEO-PTC-01	909	1,588
Other early-stage development expenses	46	2,715
Unallocated expenses	7,165	7,774
Total research and development expenses	$9,446	$16,172
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

Interest Income
Interest income consists primarily of interest income related to our investments in cash equivalents and marketable securities.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, along with the changes in those items in dollars:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$9,446	$16,172	$(6,726)
General and administrative	7,220	5,408	1,812
Total operating expenses	16,666	21,580	(4,914)
Loss from operations	(16,666)	(21,580)	4,914
Interest Income	68	556	(488)
Net loss	$(16,598)	$(21,024)	$4,426
Research and Development
Research and development expenses decreased by $6.7 million from $16.2 million for the three months ended March 31, 2019 to $9.4 million for the three months ended March 31, 2020, due primarily to the following:

•	$2.8 million for decreased external costs incurred for NEO-PV-01, including manufacturing, clinical and development costs, as a result of our November 2019 corporate restructuring;

•
$2.0 million for NEO-SV-01 external costs incurred in 2019, that were not incurred in 2020, including expenses related to manufacturing, stability studies and the submission of an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or FDA;

•	$0.7 million for decreased costs related to NEO-PTC-01, due to costs incurred in 2019 related to the preparation for the filing of a CTA in Europe for NEO-PTC-01 that were not incurred in 2020;

•	$0.7 million for decreased external costs related to advancing our preclinical development candidates as a result of our November 2019 corporate restructuring; and

•
$0.5 million for decreased unallocated research and development costs primarily due to our November 2019 corporate restructuring, including $0.3 million for personnel-related costs and $0.2 million for the purchases of general laboratory supplies and consumables.

General and Administrative
General and administrative expenses increased by $1.8 million from $5.4 million for the three months ended March 31, 2019 to $7.2 million for the three months ended March 31, 2020, due primarily to the following:

•	$2.0 million for increased transaction costs related to the Company's proposed merger with BioNTech; and

•	$0.5 million for increased personnel-related costs, including $0.1 million of increased stock-based compensation expense.
These increases were partially offset by $0.5 million for decreased consulting, professional fees and recruiting expenses.
Interest Income
Interest income decreased by $0.5 million from $0.6 million for the three months ended March 31, 2019 to $0.1 million for the three months ended March 31, 2020 primarily due to a lower average cash, cash equivalents and marketable securities balance in 2020 compared to 2019.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations through March 31, 2020 primarily with aggregate net proceeds of $89.9 million from our IPO, as well as an aggregate of $161.1 million of net proceeds from sales of our preferred stock and convertible debt. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $15.0 million.
On July 1, 2019, we filed a registration statement on Form S-3 (File No. 333-232487) with the SEC, which was declared effective on July 8, 2019, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf Registration Statement and subject to the limitations thereof, or the ATM. As of March 31, 2020, we have cumulatively sold $0.4 million of our common stock under the ATM, prior to applicable commissions under the Sales Agreement. No shares were sold under the ATM and no proceeds received during the three months ended March 31, 2020. We pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding.
Historical Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,280)	$(21,155)
Investing activities	(9)	17,674
Financing activities	(59)	45
Net decrease in cash, cash equivalents and restricted cash	$(14,348)	$(3,436)
Cash Used in Operating Activities
The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital, which are primarily the result of increased expenses and timing of vendor payments.
During the three months ended March 31, 2020, operating activities used $14.3 million of cash, primarily resulting from our net loss of $16.6 million and net cash used by changes in our operating assets and liabilities of $0.1 million, partially offset by net non-cash charges of $2.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $1.0 million decrease in accrued expenses and other liabilities, a $0.3 million decrease in operating lease liabilities and a $0.1 million increase in prepaid expenses and other current assets, partially offset by a $1.3 million increase in accounts payable.
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
Cash (Used in) Provided by Investing Activities
During the three months ended March 31, 2020, net cash used by investing activities was insignificant and consisted entirely of purchases of property and equipment.

During the three months ended March 31, 2019, net cash provided by investing activities was $17.7 million, consisting of proceeds from the sales and maturities of marketable securities of $18.7 million, partially offset by purchases of property and equipment of $1.0 million.
Cash (Used in) Provided by Financing Activities
During the three months ended March 31, 2020, net cash used in financing activities was $0.1 million, consisting entirely of payments for employee tax obligations relating to vesting of restricted stock units.
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
We have concluded that the above circumstance raises substantial doubt about our ability to continue as a going concern. Refer to Note 1, Nature of Business, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our assessment.
Off-Balance Sheet Arrangements
During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Contractual Obligations and Commitments
During the three months ended March 31, 2020, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2020, we had cash and cash equivalents of $15.0 million. Our cash and cash equivalents consist primarily of money market funds that are invested in U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations. Because of the short-term nature of the investments in our portfolio, an immediate change by 100 basis points in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.
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
In connection with the Merger, a putative class action lawsuit, Franchi v. Neon Therapeutics, Inc., et al., 1:20-cv-00482, was filed on April 7, 2020 by purported Company stockholder Adam Franchi against the Company, its directors, BioNTech, and Merger Sub in the U.S. District Court for the District of Delaware. On April 10, 2020, in connection with the Merger, a complaint, Alvarado v. Neon Therapeutics, Inc., et al., 1:20-cv-02959, was filed as an individual action by purported Company stockholder Francisco J. Dos Ramos Alvarado against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 13, 2020, in connection with the Merger, a complaint, Ezebunwa v. Neon Therapeutics, Inc., et al., 1:20-cv-03001, was filed as an individual action by purported Company stockholder Esther Ezebunwa against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 15, 2020, in connection with the Merger, a putative class action lawsuit, Marks v. Neon Therapeutics, Inc., et al., 1:20-cv-03033, was filed by purported Company stockholder John Marks against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 15, 2020, in connection with the Merger, a complaint, Shen v. Neon Therapeutics, Inc., et al., 1:20-cv-03035, was filed as an individual action by purported Company stockholder David Shen against the Company and its directors in the U.S. District Court for the Southern District of New York. On April 15, 2020, in connection with the Merger, a complaint, Gilbert v. Neon Therapeutics, et al., 1:20-cv-01816, was filed as an individual action by purported Company stockholder Phillip Gilbert against the Company and its directors in the U.S. District Court for the Eastern District of New York. The Franchi, Alvarado, Ezebunwa, Marks, Shen, and Gilbert cases are collectively referred to as the “Merger Actions.” The Merger Actions generally allege that the definitive proxy statement filed on April 2, 2020 misrepresents and/or omits certain purportedly material information relating to financial projections, analysis performed by Duff & Phelps, LLC, or Duff & Phelps, and past engagements of Duff & Phelps and Ondra Partners. The Merger Actions assert violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and its directors and violations of Section 20(a) of the Exchange Act against the Company’s directors. The Franchi Merger Action also asserts violations of Section 20(a) of the Exchange Act against BioNTech and Merger Sub. The Shen Merger Action also asserts claims for breach of fiduciary duty against the Company’s directors. The Merger Actions seek, among other things: an injunction enjoining consummation of the Merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief and any other relief the court may deem just and proper.
The Company believes the Merger Actions to be without merit. It is possible that additional similar cases could be filed in connection with the Merger.
Risks Related to Our Business, Technology and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biopharmaceutical immuno-oncology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in October 2013. For the year ended December 31, 2019 and the three months ended March 31, 2020, we reported net losses of $79.8 million and $16.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $270.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We expect to continue to incur substantial expenses in connection with our ongoing activities if, and as, we:

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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of March 31, 2020, we had approximately $15.0 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our funding requirements, both near and long-term, as well as the timing and amount of our operating expenditures, will depend largely on:

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
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Quarterly Report on Form 10-Q.
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
The COVID-19 pandemic may materially and adversely affect our business and our financial results.
The recent outbreak of COVID-19, which likely originated in Wuhan, China in December 2019, has since spread globally, including to the United States and Europe. In response to the spread of COVID-19, we have temporarily directed our employees to work from home unless their job responsibilities require them to be onsite to work in our research laboratories. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and/or preclinical studies. For example, due to the COVID-19 pandemic, we may experience disruptions or delays in our ability to conduct preclinical research activities or studies due to delays in receiving reagents or other necessary supplies or materials. In addition, we may experience disruptions or delays in our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography and delays enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak and/or restrictions in travel. Further, some patients may be unwilling to enroll in our clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. The COVID-19 pandemic may also negatively affect the operations of the third-party contract research organizations that we rely upon to carry out our clinical trials or the third-party manufacturers who manufacture our product candidates, which could result in delays or disruptions in the supply of our product candidates. The negative impact COVID-19 may have on patient enrollment or treatment or the timing and execution of our clinical trials could cause costly delays to our clinical trial activities, as well as in the availability of data from our clinical trials. If any of our clinical trials are delayed or suspended as a result of COVID-19 or for other reasons, we cannot provide any assurances about when they might reinitiate or commence enrollment or that their enrollment will be reinitiated at all. For our ongoing clinical trials, COVID-19 may require us to delay or pause dosing or data collection in our clinical trials as a result of negative impacts to site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, trial monitoring or data analysis. Even if we are able to collect clinical data while the outbreak is ongoing, COVID-19 may negatively affect the quality, completeness and/or interpretability of that clinical data as a result of deviations from clinical study protocols, disruptions in patient screening or dosing (for instance, as a result of delays in manufacturing) or disruptions in patient evaluations (for instance, as a result of inabilities to conduct study visits while following local public health requirements or inabilities to conduct remote assessments). Any of these effects could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business and financial results.
In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and community, including temporarily requiring all employees to work remotely other than those whose job responsibilities require them to be physically present in our research laboratories, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events, other large gatherings or in-person work-related meetings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may disrupt our operations, impact our productivity or increase the risk of a cybersecurity incident. Business disruptions, including those affecting our ongoing and planned clinical studies, may negatively affect the accuracy of our estimates regarding capital requirements and needs for additional financing or our ability to produce accurate and timely financial statements. We may incur additional liabilities related to business disruptions caused by COVID-19. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 or the effectiveness of actions to contain and treat for COVID-19. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies. Any shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition.
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
In April 2020, we announced acceptance by the Dutch Health Authority of our clinical trial authorization for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty or difficulties with patient enrollment, trial design and establishing trial protocols as well as uncertainty caused by the current COVID-19 pandemic.
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
For example, in April 2020, we announced acceptance by the Dutch Health Authority of our clinical trial authorization for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty or difficulties with patient enrollment, trial design and establishing trial protocols as well as uncertainty caused by the current COVID-19 pandemic.
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

For example, in April 2020, we announced acceptance by the Dutch Health Authority of our clinical trial authorization for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty or difficulties with patient enrollment, trial design and establishing trial protocols as well as uncertainty caused by the current COVID-19 pandemic.
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
Neoantigen-targeted therapies remain novel and unproven technologies, with no neoantigen-targeted therapy approved to date in the U.S. or European Union, or EU. Neoantigen T cell therapies, neoantigen vaccines or any other modality that we seek to use may not gain the acceptance of the public or the medical community. For example, earlier cancer vaccines attempted to direct the immune system against a class of molecules found predominantly, but not exclusively, at the tumor site. Since the targets of these cancer vaccines were are also found on normal cells, they were regarded as ‘self’, which caused the immune system to prohibit destruction of the cancerous cells. As a result, these cancer vaccines did not generate potent immune responses. Our neoantigen vaccines may be perceived to face the same challenges as the earlier cancer vaccines, which could limit our ability to enroll patients in our clinical trials or if approved, negatively impact our vaccines’ market acceptance. Further, with respect to our NEO-PTC-01 program, the use of T cells as a potential cancer treatment is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.
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
In April 2020, we announced acceptance by the Dutch Health Authority of our clinical trial authorization for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty or difficulties with patient enrollment, trial design and establishing trial protocols as well as uncertainty caused by the current COVID-19 pandemic.
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
For example, in April 2020, we announced acceptance by the Dutch Health Authority of our clinical trial authorization for our planned trial of NEO-PTC-01 in the Netherlands in patients with metastatic melanoma who are refractory to checkpoint inhibitors. NEO-PTC-01 involves the priming, activation and expansion of neoantigen-specific T cells ex vivo, an approach that may be less effective than anticipated, and our planned clinical trial is subject to risks related to trial execution, including uncertainty or difficulties with patient enrollment, trial design and establishing trial protocols as well as uncertainty caused by the current COVID-19 pandemic.
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
Our executive officers and directors and Third Rock Ventures III, L.P., a venture capital fund affiliated with certain of our directors, beneficially held, as of March 31, 2020, in the aggregate, approximately 40% of our outstanding voting stock. Therefore, these stockholders and other principal stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction.
This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, or IPO, which occurred in June 2018, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
On July 1, 2019, we filed a registration statement on Form S-3 (File No. 333-232487) with the SEC, which was declared effective on July 8, 2019, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, convertible securities or other equity securities in one or more offerings. We also simultaneously entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf Registration Statement and subject to the limitations thereof. As of March 31, 2020, we have cumulatively sold $0.4 million of our common stock in "at the market offerings" under the Shelf Registration Statement, prior to applicable commissions under the Sales Agreement. No shares were sold under the ATM and no proceeds received during the three months ended March 31, 2020. We pay to the Sales Agent cash commissions of 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, convertible securities or other equity securities by us under the Shelf Registration Statement may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision.
In Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. However, that decision was appealed to the Delaware Supreme Court and on March 18, 2020, the Delaware Supreme Court reversed the Court of Chancery and ruled that such federal forum provisions are “facially valid” under Delaware law. In light of the Delaware Supreme Court’s ruling, we intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims.
We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts, as applicable, may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
Agreement and Plan of Merger, dated January 15, 2020, by and among the Registrant, BioNTech SE, and Endor Lights, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38551) filed with the SEC on January 16, 2020)

10.2	Form of Voting Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38551) filed with the SEC on January 16, 2020)
10.3#	Form of Neon Executive Retention Package Letter (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38551) filed with the SEC on March 2, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

NEON THERAPEUTICS, INC.

Date: May 1, 2020	By:	/s/ Hugh O'Dowd
Hugh O’Dowd
President, Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2020	By:	/s/ Yasir B. Al-Wakeel
Yasir B. Al-Wakeel, B.M.B.Ch.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)